Form 10-Q/A
period 1996-03-31
CAPITOL QUEEN & CASINO INC
filed 1996-07-12
CIK 919566

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

                                             Outstanding at
Class of common stock                        April 30, 1996
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



Capitol Queen & Casino, Inc.
(Registrant)





Date: May 15, 1996

/S/ Bruce F. Becker
- -------------------
Bruce F. Becker
President, Chief Executive Officer
(Principal Executive Officer and Sole Director)





Date: May 15, 1996

/S/ Jerry Griffis
- -----------------
Jerry Griffis
Controller(Principal Financial and Accounting Officer)