Form 10-K
period 1996-06-30
CAPITOL QUEEN & CASINO INC
filed 1996-09-30
CIK 919566

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended June 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT of 1934 [NO FEE REQUIRED]

                                   ----------


                         Commission file number 33-75806

                          CAPITOL QUEEN & CASINO, INC.

                                   ----------


          MISSOURI                           43-1652885
          (State or other jurisdiction of    (I.R.S. employer
          incorporation  or organization)    identification no.)

                           740 South Decatur Boulevard
                             Las Vegas, Nevada 89107
                    (Address of Principal Executive Offices)
                  Registrant's telephone number: (702) 258-5200

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
            12% First Mortgage Notes due November 15, 2000, Series B
                                (Title of class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
        (or for such  shorter  period that the  Registrant  was required to file such reports), and (2) has been subject to such filing
                       requirements for the past 90 days.

                        Yes        X       No  _______

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
                               Form 10-K: _______

           The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 15, 1996 was $0. The number of shares of the Registrant's Common Stock outstanding as of September 15, 1996 was 100.

                       DOCUMENTS INCORPORATED BY REFERENCE
             Specified exhibits listed in Part IV of this report are
                            incorporated by reference
         to the Registrant's Statement on Form S-4 (33-75806) previously filed.
================================================================================

Item 1.    Business

      Capitol Queen & Casino, Inc. ("CQC" or the "Company") was formed to develop, construct, own and operate the Capitol Queen riverboat casino in Jefferson City, Missouri, where it was granted a three-year exclusive franchise by the city pursuant to a Riverfront Development Agreement dated as of September 1, 1992 (the "Development Agreement"), subject to state licensing to operate a gaming facility. CQC commenced development and construction work on the Capitol Queen in November 1993. The riverboat was completed and is being stored by the builder. CQC also acquired the necessary permits from the United States Army Corps of Engineers for its land-based development and performed certain initial dredging and other site preparation work. Funding for the Capitol Queen project was raised in November 1993 through the sale of the Company's 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes") and the concurrent sale of common stock purchase warrants (the "Warrants") by the Company's parent corporation, Becker Gaming, Inc. ("BGI"), which contributed the net proceeds from such sale to the Company.

      On September 28, 1994, the Missouri Gaming Commission (the "Commission") denied, without investigative review, the Company's application for a gaming license and prohibited the Company from reapplying for a license for two years. The Commission's ruling was based on a finding that the Company failed to disclose material and substantive information on its gaming license application relating to a Purchase Agreement dated September 20, 1993, pursuant to which BGI agreed to issue promissory notes aggregating $5,925,000 in principal amount to various people in Missouri in consideration for development services provided by them in connection with the Capitol Queen project. The Purchase Agreement was rescinded by the parties in early 1995.

      The Company believes its Missouri application was complete and accurate. Moreover, the Company fully disclosed the existence and terms of the Purchase Agreement, as well as the services rendered by the persons to be compensated, in post- application filings and communications with the Missouri Gaming Commission's staff. The Company also disclosed these matters to the Nevada gaming authorities, who investigated and conducted public hearings on these and other issues relating to applications for licenses and approvals, all of which were unanimously granted to the Company in May 1994. The Nevada gaming authorities most recently reexamined the issue in connection with Becker Gaming Group and Innerout, Inc.'s applications for licenses at Charlie's Bar Down Under, which were unanimously granted in March 1995. The Company's then audited financial statements and public documents filed with the Securities and Exchange Commission, all of which were submitted to the Missouri Gaming Commission, also made these disclosures. Management believes that, based on the foregoing, the Commission's ruling was and remains without basis. Accordingly, the Company challenged the ruling through administrative and judicial channels, which challenges have been largely successful.
See "Item 3. - Legal Proceedings".

       Notwithstanding its efforts to seek redress of the Commission's ruling, in December 1994, the Company, with the approval of the holders of the CQC Notes, adopted a two-step plan (the "Repayment Plan") to repay the CQC Notes and any accrued and unpaid interest thereon. The first step, effected in January 1995, involved the repurchase of $20,000,000 principal amount of the CQC Notes and the payment of accrued and unpaid interest thereon with proceeds then remaining in the Capitol Queen project escrow account. The second step of the Repayment Plan, not yet effected, required the Company, by March 31, 1995, to sell its riverboat, land site and other projects assets and to use the net proceeds realized upon the sale of such assets to offer to repurchase additional CQC Notes.

      The Company has actively marketed its riverboat and other assets for sale and continues to do so. Notwithstanding the Company's failure to effect the second step of the Repayment Plan to date, the holders of the CQC Notes have not indicated any current intention to exercise any remedies they may have under the CQC Indenture or otherwise as a result of such default. Under the CQC Indenture, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. An aggregate of $20,000,000 principal amount of CQC Notes are outstanding. If CQC Notes were to be accelerated, the Company (and Arizona Charlie's, Inc. ("AC"), a sister company which has unconditionally and fully guaranteed the payment of the CQC Notes) would not be able to pay such CQC Notes, absent a large capital infusion, which is not expected to be available.

      On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because the Company's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election does not affect the validity of the Development Agreement. To avoid the cost and uncertainty of litigation, however, the Company and Jefferson City in June 1996 entered into an agreement pursuant to which the Development Agreement was rescinded and Jefferson City refunded $300,000 of the $400,000 the Company had paid to the City pursuant to the Agreement.


Item 2.    Properties

      CQC owns a site located across the Missouri River from the State capitol in Jefferson City, Missouri, on which CQC had intended to construct the Capitol Queen Square. The site, which was originally 80 acres, currently consists of approximately 65 to 75 acres as a result of land lost to the Missouri River during major flooding in the Midwest in 1993 and 1994. CQC has completed construction of a riverboat casino that was to be located adjacent to the land site. The riverboat vessel is approximately 218 feet long and 62 feet wide providing approximately 26,000 square feet of interior space for up to approximately 1,600 passengers.


Item 3.    Legal Proceedings

      The Company is a party to various lawsuits relating to routine matters incidental to their respective businesses, in addition to the litigation discussed below. Based on the amounts and issues believed to be in controversy and management's evaluation of the merits of the claims after consultation with counsel, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the results of operations, cash flows, or financial condition of the Company.
     On October 31, 1994, CQC and BGI petitioned the Cole County, Missouri Circuit Court in Jefferson City for a writ of mandamus with respect to the ruling of the Missouri Gaming Commission. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Missouri Gaming Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within 30 days why the preliminary writ should not be made permanent.

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

      On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Missouri statutes did not prohibit the Commission from denying a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. While CQC has asked the Missouri Supreme Court to review the Circuit Court's decision, its ruling had immediate consequences for two reasons. First, a Missouri Circuit Court in a separate action (discussed below) voided the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. Second, after the decision in the open meeting law case, CQC notified the Commission that it was withdrawing its application.



      On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely. The withdrawal of CQC's application has since rendered the administrative hearing moot.

      On March 23, 1995, the Missouri Attorney General filed misdemeanor charges against CQC and Bruce Becker alleging they knowingly made false statements on CQC's gaming license application. CQC and Mr. Becker vehemently denied the charges and launched a vigorous defense. On July 25, 1995, the Circuit Court for St. Louis County, Missouri, dismissed the charges, ruling that they did not state an offense, that the Attorney General lacked authority to bring them, and that they were filed after the statute of limitations had expired. On July 28, 1995, the Attorney General filed an appeal in the Missouri Court of Appeals for the Eastern District. CQC's and Bruce Becker's motions to dismiss the appeals as untimely filed were summarily denied on August 14, 1995. On April 16, 1996, in a 2-1 decision, a panel of the Missouri Court of Appeals reversed the Circuit Court's dismissal. The Missouri Supreme Court has exercised its discretion to review the case. The case has been briefed and the court is expected to schedule arguments in the next few months. These charges are not expected to have a material adverse effect on BGI or CQC.

      On March 24, 1995, CQC filed an action against the Commission in the Cole County, Missouri, Circuit Court, alleging that the Commission had violated Missouri's open meeting law by deliberating in a closed session before issuing its decision denying CQC's license. The petition requested an order voiding the Commission's decision. On March 27, 1995, as a protective measure against possible arguments that Cole County is not the proper venue, CQC filed a substantively identical action in the St. Louis County Circuit Court. In April, the Commission filed answers to both complaints denying that it had violated the open meeting law. On June 1, 1995, CQC moved for summary judgment in the Cole County case. In its response, the Commission stated that it "did not deliberately intend to circumvent" the open meeting law but had deliberated in closed session based on erroneous advice of counsel. The Commission argued that the closed session could nevertheless be justified under statutory exceptions allowing agencies to meet privately with their lawyers to discuss confidential information and litigation. The Circuit Court heard the motion for summary judgment on December 19, 1995. In an order issued on April 23, 1996, the Circuit Court rejected the Commission's arguments and granted CQC's motion, ruling that the Commission had violated the open meeting law and declaring the Commission's order to be void. The Commission did not appeal the decision, and the time for doing so has expired. Therefore, the decision declaring the Commission's order to be void is final. As a result, notwithstanding the other related actions discussed above, there no longer exists any denial of licenses by the Commission.





Item 4.    Submission of Matters to a Vote of Security Holders

      None.

                             PART II


Item 5.     Market  for  Registrant's Common  Stock  and  Related
      Stockholder Matters

      There is no established public trading market for the Company's Common Stock, all of which is held by BGI. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future.



Item 6.   Selected Financial Data


             Capitol Queen and Casino, Inc. Selected Financial Data

                              Years Ended June 30,

                  (amounts in thousands, except per share data)

                                                               1996         1995
                                                              ----         ----
Income Statement Data:
     Operating revenues ..............................    $   --       $   --

     Operating loss ..................................      (4,996)      (1,388)
     Net loss before extraordinary item ..............      (7,785)      (5,386)
     Extraordinary item-loss early retirement
         of debt (1) .................................        --         (4,089)
     Net loss ........................................      (7,785)      (9,475)
     Net loss per share before extraordinary item ....     (77,850)     (53,860)
     Extraordinary item-loss on early
         retirement of debt ..........................        --        (40,890)
     Net loss per share (2) ..........................     (77,850)     (94,750)

Other Data:
     Interest expenses, net of amounts capitalized ...       2,789        4,608
     Capital expenditures ............................        --          1,724



Balances Sheet Data:
     Unrestricted cash and cash equivalents ..........    $   --       $     45

     Cash in restricted escrow account ...............          30           30
     Total assets ....................................       8,449       12,986
     Long-term obligations (3) .......................        --           --
     Stockholders' equity (deficit) (4) ..............     (14,058)      (6,273)

                                                               1994         1993
                                                              ----         ----
Income Statement Data:
     Operating revenues ..............................    $   --       $   --

     Operating loss ..................................      (7,094)        --
     Net loss before extraordinary item ..............      (9,530)        --
     Extraordinary item-loss early retirement
         of debt (1) .................................        --           --
     Net loss ........................................      (9,530)        --
     Net loss per share before extraordinary item ....     (95,300)        --
     Extraordinary item-loss on early
         retirement of debt ..........................        --           --
     Net loss per share (2) ..........................     (95,300)        --

Other Data:
     Interest expenses, net of amounts capitalized ...       3,091         --
     Capital expenditures ............................      11,212         --



Balances Sheet Data:
     Unrestricted cash and cash equivalents ..........    $     33     $   --

     Cash in restricted escrow account ...............      24,929         --
     Total assets ....................................      37,412         --
     Long-term obligations (3) .......................        --           --
     Stockholders' equity (deficit) (4) ..............       3,202         --

- ----------
(1) During 1995, CQC retired $20,000 principal amount of the CQC notes at 101% of such principal amount plus accrued and unpaid interest. CQC incurred an extraordinary loss of approximately $4,089, reflecting the premium paid to retire the debt of $200 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889. No tax benefit was available or recognized.
(2) The number of shares used in the computation of loss per share of common stock was 100 for each of the four years in the period ended June 30, 1996. Common stock of 1,000 shares were authorized at a $1.00 par value, but 100 shares were issued and outstanding.
(3)  At June 30, 1996, 1995 and 1994, $17,526, $17,118 and $33,164, respectively of CQC notes (net of unamortized original issue discount of $2,474, $2,882 and $6,836, respectively) was classified as current due to CQC's default of the Indenture governing the CQC Notes.
(4) The ability of CQC to pay dividends is restricted under the CQC Indenture.


                 Arizona Charlie's, Inc. Selected Financial Data

                              Years Ended June 30,
                  (amounts in thousands, except per share data)

                                                 1996         1995         1994
                                             --------     --------     --------
Income Statement Data:
  Operating revenues ....................    $ 63,301     $ 57,082     $ 46,447
  Operating income ......................       2,199        1,058        5,105
  Net income (loss) .....................      (4,559)      (4,936)       1,134
  Net income (loss) per share (1) .......      (4,559)      (4,936)       1,134

Other Data:
  Interest expense, net of amounts
   capitalized ..........................       7,095        6,574        4,763
  Capital expenditures ..................         190       24,253       11,379
  Distributions to stockholders (2) .....        --           --          5,317


Balance Sheet Data:
  Unrestricted cash and cash
   equivalents ..........................    $  4,591     $  5,404     $  4,014
  Cash in escrow account restricted
   for construction .....................          10           10        3,613
  Total assets ..........................      62,357       65,273       67,915
  Long-term obligations (3)
      Long-term debt (4) (5) ............       5,000       60,000       60,000
      Capitalized lease obligation ......          22            4            1
  Stockholder's equity (deficit) ........      (9,501)      (4,942)          (6)

                                                              1993          1992
                                                           -------       -------
Income Statement Data:
  Operating revenues ...............................       $45,880       $42,278
  Operating income .................................         6,032         4,262
  Net income (loss) ................................         4,585         2,551
  Net income (loss) per share (1) ..................         4,585         2,551

Other Data:
  Interest expense, net of amounts
   capitalized .....................................         1,440         1,877
  Capital expenditures .............................         1,067           924
  Distributions to stockholders (2) ................         2,140         2,400



Balance Sheet Data:
  Unrestricted cash and cash equivalents ...........       $ 3,528       $ 3,225
  Cash in escrow account restricted for
   construction ....................................          --            --
  Total assets .....................................        27,184        26,896
  Long-term obligations (3)
   Long-term debt (4) (5) ..........................          --          16,976
   Capitalized lease obligation ....................           778         1,089
  Stockholder's equity (deficit) ...................         5,953         3,508


- ----------
(1) The number of shares used in the computation of earnings (loss) per share of common stock was 1,000 for each of the five years in the period ended June 30, 1996. A total of 2,500 shares of common stock are authorized at no par value, 1,000 shares of which are issued and outstanding.
(2) Because AC elected to be treated as an S corporation for the most of 1994, and all of fiscal 1993 and 1992, a substantial portion of its income in past years was distributed to its stockholders. In December 1993, AC distributed $5,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to AC in exchange for stockholder notes. Effective January 1, 1994, AC terminated its S corporation tax status. The ability of AC to pay dividends is restricted by the Indenture governing its 12% First Mortgage Notes due November 15, 2000 of (the "AC Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General
(3) Includes subordinated notes to stockholders, non-current obligations under capital leases, and excludes current maturities. At June 30, 1993, approximately $16,900 of bank debt was classified as current, as it was due and payable. See Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General and "Notes to Financial Statements__Arizona Charlie's, Inc._ Long Term Debt."
(4) At June 30, 1996, $55,000 of AC Notes was classified as current due to certain technical defaults of the AC Indenture. See Notes 2 and 6 of AC's Notes to Financial Statements.
(5) At June 30, 1993, approximately $16,900 of bank debt of AC was classified as current as it was due and payable. Such amount was paid off from a portion of the proceeds from the sale of the AC Notes in November, 1993.


Item 7.     Management's  Discussion and  Analysis  of  Financial
      Condition and Results of Operations

             Analysis of Development Stage Activities for the period January 20, 1993 (the date of inception) through June 30, 1996

      CQC was organized on January 20, 1993 for the purpose of developing, constructing, owning and operating the Capitol Queen. Since inception, CQC's activities have been limited to, in addition to the financing transaction described below, the acquisition of a land site in Jefferson City, Missouri and the rights to develop the Capitol Queen thereon, the preparation and prosecution of applications to become licensed to own and operate the Capitol Queen in Missouri and for all other required permits and approvals, the preparation of preliminary design plans, drawings and budgets for the project, construction of a riverboat vessel and other pre-opening development activities. As of August 1994, CQC suspended the development of the Capitol Queen, other than completion of the riverboat. As a result of a September 28, 1994 ruling by the Missouri Gaming Commission denying CQC's license application, CQC subsequently terminated the Capitol Queen project and is currently marketing its assets for sale. Such assets include its riverboat and the Jefferson City land site.

      As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. At June 30, 1996, approximately $30,000 remained in the escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

      The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995 and May 15, 1996. AC does not have available funds to advance on behalf of CQC. The management of AC and CQC are currently in discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

     CQC had entered into an Asset Purchase Agreement dated April 10, 1995 for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. "Aerie" at a purchase price of $18,000,000. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of the Development Agreement, that Aerie be found preliminarily suitable to hold a Missouri Gaming license and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty to any party when the expiration date of December 31, 1995 passed. CQC is actively marketing its riverboat assets to prospective buyers.

      During the period from inception through June 30, 1996, CQC had total operating expenses of $13,478,000 consisting primarily of an abandonment loss of $10,426,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. At June 30, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the current fiscal year. Also included in operating expenses are amortization expense of $1,341,000 associated with debt issue costs and $1,711,000 of project development costs. For the same period, CQC incurred $11,171,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,265,000 for the period from inception to June 30, 1996.

Liquidity and Capital Resources

      For the period from inception through June 30, 1996, net cash used by development stage activities was $5,246,000. Cash flows used by investing activities for the period was $13,920,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At August 31, 1996, CQC had expended a total of approximately $21,400,000 on the development and construction of the Capitol Queen.

      CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Moreover, CQC because it has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. CQC is not expected to engage in any activities after the sale of its assets, although it may continue to pursue legal relief with respect to the injury caused by the ruling of Missouri Gaming Commission. The cost of pursuing such relief is expected to be borne by BGI.

Arizona Charlie's, Inc.
- -----------------------

     General

      AC's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lesser extent, from food and beverage, lodging, entertainment and retail sales. AC generally views its non-casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, AC maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in departmental operating losses, even in periods where individual restaurants or bars report operating profits. AC seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as promotional allowance. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Summary of Significant Accounting Policies." The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations as follows (in thousands):

                                        1996      1995      1994
                                        ----      ----      ----
           Hotel .........             $  261    $  164    $  119
           Food & Beverage              3,824     2,260     2,005
                                        -----     -----     -----
                                       $4,085    $2,424    $2,124
                                       ======    ======    ======

      On November 18, 1993, AC issued of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"), which resulted in net proceeds of approximately $51,100,000. A portion of the net proceeds was used to retire approximately $16,900,000 in bank debt plus accrued interest of $500,000. The balance of approximately $33,700,000 was initially deposited into a restricted escrow account and subsequently was used to fund the expansion and enhancement of Arizona Charlie's (the "Expansion") through the addition of new casino space, hotel rooms, specialty restaurants and banquet/meeting room facilities, and the expansion of existing restaurants, entertainment and other facilities. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Long-Term Debt." AC commenced construction of the Expansion in January 1994. The Expansion was completed in February 1995 at an under-budget cost of approximately $35,632,000.

      Concurrent with the private placement of the AC Notes, Capitol Queen & Casino, Inc. a sister company, issued $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000, $20,000,000 in principal of which currently remain outstanding (the "CQC Notes"). The Company has unconditionally and fully guaranteed the payment of all principal of and interest on the CQC Notes. CQC currently does not have any means to pay amounts owing on the CQC
Notes. See "Liquidity and Capital Resources. AC, which now operates as a "C" corporation, was operated as an "S" corporation through December 31, 1993. See "Notes to Financial Statements - Arizona Charlie's Inc. - Summary of Significant Accounting Policies - Income Taxes." In anticipation of the termination of S corporation status, in December 1993, AC distributed to its stockholders an aggregate of $5,000,000 of retained earnings on which the stockholders had previously paid federal income taxes. This amount was loaned back to AC in full in exchange for subordinated stockholder notes in the principal amount of such distributions, which AC stockholder notes bear interest payable monthly at the annual rate of 10.0% and mature in January 2001. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Related Party Transactions."



                              Results of Operations

                              Years Ended June 30,
                             (dollars in thousands)

                                          1996        1995         1994
                                          ----        ----         ----
Revenues:
   Gaming ........................   $ 52,831    $ 47,466    $ 38,955
   Food/beverage .................     13,204      10,647       8,459
   Hotel .........................      3,208       2,614       1,219
   Bowling .......................       --          --           251
   Gift Shop .....................        590         577         535
   Management fees from Affiliates       --          --           281
   Other (1) .....................      1,145         912         399
                                        -----         ---         ---
Gross revenues ...................     70,978      62,216      50,099
Less, promotional allowances (2) .     (7,677)     (5,134)     (3,652)
                                       ------      ------      ------
   Net revenues ..................     63,301      57,082      46,447

   Total operating expenses ......     61,102      56,024      41,342
                                       ------      ------      ------
   Total operating income ........   $  2,199    $  1,058    $  5,105
                                     ========    ========    ========

- -----------
(1) Includes primarily revenues from entertainment cover charges, PBX operations (hotel switchboard and room telephone system) and commissions on automated teller machines located in the casino.
(2) Amounts represent the retail value of rooms, food, beverage and other promotional allowances provided to customers without charge.


      Comparison of fiscal years ended June 30, 1996, 1995 and 1994. Despite increased revenues for fiscal 1996 and fiscal 1995, results from operations for both periods were lower than the prior year as the result of increased operating expenses, primarily due to additional slot promotion expenses, payments under its guarantee of the CQC Notes, management fees, and the addition of staff personnel, equipment and related operating expenses transferred to AC from BGI. The increased revenues for fiscal 1996 reflect a full year of operations with expanded casino-hotel facilities, while the increased revenues for fiscal 1995 reflect a partial year of operations with the expanded facilities. The Expansion added new gaming machines and table games, an expanded race and sports book, a new hotel tower, a remodeled coffee shop, two new specialty restaurants and a new delicatessen, an expanded buffet room, a remodeled floor-level entertainment lounge and new second-floor showroom/banquet facility.

      AC's net revenues increased to $63,301,000 for fiscal 1996, from $57,082,000 for fiscal 1995 and $46,447,000 for fiscal 1994. Operating expenses, including depreciation and amortization, increased to $61,102,000 for fiscal 1996, from $56,024,000 and $41,342,000 for the two preceding fiscal years. As a result, operating income for fiscal 1996 was $2,199,000, with a corresponding net operating margin of 3.5%. Operating income for fiscal 1995 and fiscal 1994 was $1,058,000 and $5,105,000, respectively, resulting in operating margins for such years of 1.9% and 11.0%. The increase in operating expenses and resulting decline in operating margin for fiscal 1996 resulted principally from increased gaming department expense, amounting to $3,253,000, costs attributable to CQC in the amount of $601,000, and the addition of staff personnel, equipment and related operating expenses transferred to AC. The increase in operating expenses and resulting decline in operating margin for fiscal 1995 resulted principally from costs attributable to the CQC Notes guarantee ($1,592,000 including the write-off of advances which were used by CQC to pay interest on the CQC Notes), and increased salaries and wages reflecting higher department staffing requirements, increased advertising and promotional cost and the additional expense of a management fee payable to BGI. Other increased expenses for fiscal 1995 include additional depreciation and amortization expense resulting from the addition of the new assets created in the Expansion.

       For fiscal 1996, AC had total gaming revenues of $52,831,000, as compared to $47,466,000 and $38,955,000 for fiscal 1995 and 1994, respectively. The increases (11.3% and 21.8% for fiscal 1996 and 1995, respectively) are primarily attributable to increases in gaming machine revenues of 11.1% and 21.0% for such years to $44,612,000 and $40,140,000 from $33,173,000 for fiscal 1994. The increase for fiscal 1996 is primarily the result of increased levels of play by patrons in response to additional slot promotional events. The increase for fiscal 1995 reflects the additional revenue generated from 665 gaming machines added during that year. Revenues from table games were $4,872,000, $4,829,000 and $4,070,000 for fiscal 1996, 1995 and 1994, respectively. The table games revenue increase for fiscal 1995 reflect an increase of five table games in that year. Other gaming revenues, consisting of revenues from bingo, poker and the race and sports book, increased by 34.0% and 45.8% for fiscal 1996 and 1995 respectively, to $3,346,000 for fiscal 1996 and $2,497,000 for fiscal 1995 from $1,713,000 for fiscal 1994. The increases were largely a result of the added pari-mutual race facilities and increased sports book revenues from the expanded race and sports book facility. For fiscal 1996, 1995 and 1994, 84.4%, 84.6% and 85.2%, respectively, of gaming revenues were attributable to gaming machine play, compared to 9.2%, 10.2% and 10.4%, respectively, attributable to table games and 6.3%, 5.2% and 4.4%, respectively, attributable to other gaming revenues.

      Food and beverage revenues increased 24.0% to $13,204,000 for fiscal 1996, after increasing 25.9% to $10,647,000 for fiscal 1995 from $8,459,000 for fiscal 1994. The fiscal 1996 increase is due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in food and beverage departments are the result of casino promotion and marketing efforts designed to attract, reward and retain qualified patrons. The fiscal 1995 increase resulted from the addition of two specialty restaurants, a delicatessen and a remodeled coffee shop during the second and third quarters of fiscal 1995

     Hotel revenues increased to $3,208,000 for fiscal 1996, from $2,614,000 and $1,219,000 for fiscal 1995 and 1994, respectively. The 22.7% increase for fiscal 1996 is the result of an increase in average occupancy rate from 84.3% to 86.9% and an increase in the average room rate from $37.27 to $39.81. The 114.4% increase for fiscal 1995 is attributable to the opening of 150 new rooms (including eight suites) in the new hotel tower in September 1994.

      With the elimination of the bowling alley in December 1993, AC had no bowling revenues for fiscal years 1996 and 1995, compared to $251,000 for fiscal 1994. Gift shop revenues increased 2.3% to $590,000 in fiscal 1996 and 7.9% to $577,000 in fiscal 1995 due primarily to the remodeling and expansion of the gift shop area, which was reopened in January 1995. Also, other revenues increased $233,000 or 25.6% during fiscal 1996 and $513,000 or 128.6% during fiscal 1995 as a result of increases in entertainment cover charge revenues attributable to the addition of a new showroom facility that opened in December 1994.

     Gaming expenses increased by 21.2% to $18,612,000 for fiscal 1996. The increased expense includes higher slot promotional expense of $638,000; higher gaming tax and license fees of $406,000; increased salary and wages of $468,000 and the additional expense of a newly created casino marketing department totaling $479,000. Gaming expenses increased by 31.5% to $15,359,000 for fiscal 1995 from $11,681,000 for fiscal 1994. The higher levels of expense reflect additional staffing associated with the expansion of gaming facilities. Gaming expenses represented 35.2%, 32.4% and 30.0% of gaming revenues for fiscal 1996, 1995 and 1994, respectively. Management anticipates that these costs will stabilize as a percentage of revenue in fiscal 1997 as the expanded facilities are expected to generate higher customer volumes and efficiencies from the Expansion are expected to be realized.

     Food and beverage expenses increased 9.9% to $12,511,000 for fiscal 1996 from $11,388,000 for fiscal 1995 due to salary and wage increases associated with increasing the hours of operation at one specialty restaurant and normal salary and wage increases for food and beverage employees which comprise approximately 33.0% of AC's total work force. Food and beverage expenses increased 35.7% to $11,388,000 for fiscal 1995 from $8,389,000 for fiscal 1994 due primarily to the additional staffing requirements for the newly remodeled coffee shop, new specialty restaurants, new delicatessen, and expanded buffet room.

      Hotel  expenses   increased  2.6%  to  $1,413,000  for  fiscal  1996  from
$1,377,000 for fiscal 1995 as a result of normal salary and wage increases. Hotel expenses increased to $1,377,000 for fiscal 1995 from $714,000 for fiscal 1994 due primarily to additional staffing required by the new hotel tower. However, net contribution by the hotel department (hotel revenues less hotel operating expenses) improved to $1,795,000 for fiscal 1996 from $1,237,000 for fiscal 1995 and $505,000 for fiscal 1994.

      Other departmental expenses increased by 5.6% to $475,000 for fiscal 1996 from $450,000 for fiscal 1995 due to increased costs of inventory items in the gift shop, combined with normal salary and wage increases. Other departmental expenses decreased by 46.7% to $450,000 for fiscal 1995 from $845,000 for fiscal 1994 due primarily to the scale-down and termination of bowling operations.

      General and administrative expenses increased by 15.0% to $17,660,000 for fiscal 1996 from $15,358,000 for fiscal 1995. The increases resulted from additional staffing in the accounting, payroll, personnel and technical services departments and the transfer of executive personnel (and related departmental costs) in March 1995 to the Company from BGI. Other expenses transferred from BGI to the Company include maintenance and other operating expenses associated with an airplane and two boats. The airplane was sold in July 1996. Other general and administrative expenses included payments made on behalf of CQC in the amount of $601,000 for fiscal 1996 compared to $1,592,000 for fiscal 1995. The Company accrued management fees payable to BGI of $1,396,000, $3,099,000 and $188,000 for fiscal 1996, 1995 and 1994, respectively. Due to a decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit the Company in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of the Company's management fee to 1.0% of the Company's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. See Note 9 of the Company's Notes to Financial Statements.

      General and administrative expenses increased by 10.7% to $15,358,000 for fiscal 1995 from $13,867,000 for fiscal 1994 due to additional staffing in the cage, security, data processing, entertainment, porter, engineering, accounting and transportation departments. Personnel in these departments were added to support the expanded facility. As a percentage of net revenues, general and administrative expenses were 27.9%, 26.9% and 29.9% for fiscal 1996, 1995 and 1994 respectively.

      Advertising and promotion expenses were $4,726,000 for fiscal 1996, as compared to $3,837,000 for fiscal 1995. The increase of $889,000, or 23.1% is due to additional television advertising of $466,000, new casino related promotions of $166,000, and salary and wage increases of $116,000. The additional advertising and promotions were conducted in an effort to increase casino patronage and compete with other "locals" casinos opened in western Las Vegas in fiscal 1995, including Texas Station and Santa Fe Casino. Advertising and promotion expenses were $3,837,000 for fiscal 1995, as compared to $3,093,000 for fiscal 1994. The increase of $744,000, or 24.1%, reflects increased newspaper and television advertising undertaken to gain market recognition for the newly expanded facility. Management anticipates that it will maintain advertising expenditures at the 1996 level in order to continue attracting customers and to promote the entertainment events in its expanded facilities.

      Depreciation and amortization expense increased by 3.5% to $3,491,000 for fiscal 1996 from $3,373,000 for fiscal 1995. This increase is attributable to additional depreciation expense associated with the newer expansion assets. Depreciation and amortization expense increased by 51.8% to $3,373,000 for fiscal 1995 from $2,222,000 for fiscal 1994. The increase is due primarily to additional depreciation expenses associated with the new expansion assets placed in service.

      AC had other expenses (net of other income) of $6,758,000 for fiscal 1996 compared to $5,994,000 and $3,971,000 for fiscal years 1995 and 1994. The fiscal 1996 increase of $764,000 is due to a reduction of capitalized interest in the amount of $676,000 and a decrease of interest income of $294,000 partially offset by a decrease of interest expense in the amount of $155,000 and a decrease in other income of $51,000. For fiscal 1995, the increased expense of $2,023,000 is attributable to an increase in interest expense from $5,223,000 to $7,250,000, due primarily to the AC Notes, which were outstanding for all of the fiscal 1995 but less than eight months for fiscal 1994.

     Income Taxes

     As a result of the termination of its election to be treated as an S corporation, AC is liable (as part of the BGI consolidated group) for income taxes on income earned from and after January 1, 1994. Prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Summary of Significant Accounting Policies - Income Taxes; - Related Party Transactions." Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $9,174,000. Due to low operating margins and high interest cost and depreciation costs, management does not anticipate that AC will generate taxable income in the foreseeable future.

     Liquidity and Capital Resources

                                         As of or for the years ended June 30,

                                            1996        1995        1994
                                            ----        ----        ----
Cash and cash equivalents ...........   $  4,591    $  5,404    $  4,014
Working capital (deficit) (1) .......    (58,530)      2,920       2,511

Cash provided by operating activities      1,639       2,772       5,876
Cash used for investing activities ..     (2,240)     (3,401)    (37,180)
Cash provided by (used for)
  financing activities ..............       (212)      2,019      31,790

- ----------
(1) At June 30, 1996, the AC Notes are reflected as a current liability in the amount of $55,000 due to default under Covenants.


      For fiscal 1996, cash provided by operating activities decreased to $1,639,000 from $2,772,000 for fiscal 1995. The decrease is attributable to a reduction in operating income, prior to consideration of management fees and other non-cash items, and changes in operating assets and operating liabilities. For fiscal, 1995, cash provided by operating activities decreased to $2,772,000 from $5,876,000 for fiscal 1994. The decrease is attributable to a decrease in net income of $6,070,000 for fiscal 1995 which was partially offset by (i) an increase in operating assets of $926,000 for fiscal 1995 compared to a decrease in operating assets of $874,000 for fiscal 1994, reflecting primarily increases in pre-paid gaming taxes and other receivables for fiscal 1995, (ii) a net increase in operating liabilities of $3,671,000 for fiscal 1995 compared to an increase of $1,669,000 for fiscal 1994, due to the accrual of management fees payable to BGI and interest on the AC Notes, and (iii) an increase in depreciation and amortization expense of $1,151,000 for fiscal 1995.

     Cash flows used in investing activities for fiscal 1996 were $2,240,000 compared to $3,401,000 for fiscal 1995. The decrease is due to (i) a reduction in cash advances to BGI resulting in decreased receivables from BGI of $4,154,000, (ii) a reduction in notes issued to CQC of $1,200,000, and (iii) a reduction in capital expenditures of $24,063,000 (reflecting the completion of the majority of the construction of the expanded facility in fiscal 1995), partially offset by a $26,102,000 net reduction in restricted cash which was utilized for the expansion in fiscal 1995). Cash flows from investing and financing activities for fiscal 1995 were significantly impacted by the November 1993 issuance of the AC Notes. In fiscal 1994, approximately $26,112,000 in proceeds remained in a restricted escrow account to fund Expansion construction. Pending such use, amounts held in the restricted escrow account were invested in interest bearing securities. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Long-Term Debt." In fiscal 1995, cash flows used in investing activities for fiscal 1995 includes $24,253,000 of capital expenditures, virtually all of which relates to the Expansion.

      Cash flows provided by financing activities for fiscal 1996 decreased to ($212,000) from $2,019,000 for fiscal 1995. The decrease is due to a reduction of proceeds from borrowing, marginally offset by an decrease in principal payments on notes and an increase in payments under capital lease obligations. Financing activities for fiscal 1995 reflect proceeds from loans from related parties in the amount of $2,250,000, and principal payments of notes.

      AC is currently in technical default under the Indenture governing the AC Notes because it has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to the Company in excess of the amounts permitted to be so advanced under the Indenture. As a result of such defaults, the holders of 25% or more in principal amount of the Notes may cause the AC Notes to be accelerated, in which event they would become immediately due and payable in full. AC does not have and is not expected to have the resources to pay the AC Notes if they are accelerated.

      The AC Notes are  reflected  as a current  liability at June 30, 1995 as a result of the above defaults. AC's long-term obligations, approximately $5,022,000 at June 30, 1996, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes and the stockholder notes, respectively. In addition, AC is expected to have annual capital expenditure requirements of approximately $600,000.

      In addition, AC has a substantial contingent obligation resulting from its guarantee of the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. As a result of a September 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and accrued interest thereon. See "Business - Capitol Queen & Casino, Inc." There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and accrued interest thereon, AC will be obligated under its guarantee of the CQC Notes to fund the shortfall.

      Moreover, because it has not yet effected the sale of its assets, CQC is in default of the Indenture governing the CQC Notes. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. AC would then be obligated under its guarantee to pay the CQC Notes but is not expected to have the resources to satisfy such obligation should it materialize. A default by AC under its guarantee would also give the holders of 25% or more in principal amount of the AC Notes the ability to accelerate the AC Notes. If the AC Notes and the CQC Notes are accelerated, substantial doubt exists about AC's ability to continue as a going concern. See "Notes to Financial Statements - Arizona Charlie's, Inc. - CQC Gaming License, Default Under Indebtedness Management's Plans, and Going Concern".

     AC's management believes that, assuming the AC Notes and CQC Notes are not accelerated, it has sufficient funds to meet its projected needs for financing of existing operations and to service its debt obligations. However, AC's ability to obtain capital, should it be required, is significantly restricted under the Indentures governing the AC Notes and the CQC Notes. The ability of AC to service its debt obligations (and to comply with the consolidated tangible net worth covenant) will be dependent upon its future performance, which performance will be influenced by prevailing economic conditions and financial, business and competitive factors, many of which are beyond AC's control.

     Competitive Environment

      Various forms of casino-style gaming have been legalized in numerous new jurisdictions within the past few years, including casino riverboats, limited-stakes frontier town gambling, full-scale casinos on Indian reservations, card rooms and video lottery terminals, which resemble AC's gaming machines. In addition, several major casino-hotels were completed and opened in Las Vegas in the past year, continuing the transformation of Las Vegas into an entertainment destination offering much more than gaming. Management expects the legalization of gaming to continue to spread and that Las Vegas will continue to experience at least limited expansion. See "Item 1. Business - Market and Competition."

      To date, casino revenues at Arizona Charlie's (and for Las Vegas generally) have continued to grow despite the spread of legalized gaming. Moreover, management believes that AC has and will continue to benefit from the expansion of the Las Vegas market, which has resulted in continued growth in the residential population, from which AC generates the majority of its revenues. There can be no assurance, however, that the spread of legalized gaming, or the construction of new casino-hotels in Las Vegas, will not have an adverse impact on future revenues.

     Inflation

     AC believes that its results of operations are not dependent upon, or materially affected by, the rate of inflation.



Item 8.   Financial Statements and Supplementary Data

      The Index to Financial Statements and Schedules appears at page F-1 hereof, the Report of Registrant's Independent Auditors appears at page F-2 hereof, and the Financial Statements and Notes to Financial Statements of the Registrant and AC appear at page F-3 through F-17 hereof and page F-18 through F-36 hereof, respectively.

Item 9.     Changes  in  and  Disagreements with  Accountants  on
      Accounting and Financial Disclosure

     Not applicable.


                            PART III

Item 10.   Director and Executive Officers of the Registrant

      The following table sets forth certain information with respect to the directors and executive officers of the Company and each of its subsidiaries.


      Bruce F. Becker has served as President, Chief Executive Officer, Treasurer, Sole Director of the Company since its inception. He has served each of the Nevada subsidiaries as President and Chief Executive Officer since July 1989. Mr. Becker has also served as President, Chief Executive Officer, director and Chairman of CQC since its inception in January 1993 and President, Chief Executive Officer and Chairman of the Board of Directors of SC and BGG since their inceptions in 1984, 1980 and 1986, respectively. Mr. Becker also sits on the Board of Directors of the Nevada Resort Owners Association.

     Barry W. Becker has served as Secretary of the Company since its inception. He has served each Nevada subsidiary as a Director since their respective inceptions and as Secretary since July 1989. Mr. Becker is also the Sales Manager for Becker Enterprises, a Becker family-owned company which purchases, sells and leases residential and commercial property. He is a past president of the Southern Nevada Builders Association and serves the community as a member on the Board of Directors of the Rotary Club, Las Vegas Chamber of Commerce, Boys Club of Clark County and the Boy Scouts of America. Mr. Becker was appointed by the then Governor of the State of Nevada to the State Environment Commission and was an Environmental Commissions Representative on the State Multiple Use Advisory Land Committee.


Item 11.   Executive Compensation

      The Company was incorporated on January 20, 1993. No compensation was paid by the Company for services rendered to the Company during the fiscal years ended June 30, 1994, 1995 or 1996.

Compensation of Directors

     The directors of the Company do not receive any compensation for serving in such capacities.

   Name              Age                Position(s) Held
   ----              ---                ----------------
Bruce F. Becker         45        President, Chief Executive
                                  Officer, Treasurer and Sole
                                    Director
Barry W. Becker         51        Secretary



Item 12.    Security Ownership of Certain Beneficial  Owners  and
      Management

      The  Company  is  a  wholly  owned  subsidiary  of  Becker  Gaming,   Inc.
Accordingly, there are no sole beneficial owners of the company's common stock.


Item 13.   Certain Relationships and Related Transactions

      AC has unconditionally and fully guaranteed the payment of principal of and interest on the CQC Notes until such time as CQC is licensed to open and operate its riverboat casino in Jefferson City, Missouri. Absent the elimination of such requirements upon the consent of the holders of a majority in principal amount of the outstanding CQC Notes, the holders of 25% in principal amount of the outstanding CQC Notes will be entitled to accelerate the payment of the CQC Notes. If payment of the CQC Notes were to be accelerated, CQC would be required to pay the principal of and interest on the CQC Notes out of its cash funds and any funds it may realize from the sale of its assets, including but not limited to, the riverboat, the land site and, possibly, its development rights in Jefferson City, the value of which likely will be adversely affected by the acceleration of the CQC Notes. No assurance can be given that such funds will be sufficient to repay the CQC Notes and accrued interest thereon. To the extent not sufficient, AC will be obligated under its guarantee of the CQC Notes to fund the shortfall, which may require it to borrow funds or sell assets, to the extent permitted under the AC Indenture. See "Item 1. Business - Capitol Queen & Casino, Inc." Similarly, SC has fully and unconditionally guaranteed the payment of principal of and interest on the AC Notes until such time as the Expansion is completed and AC has achieved a specified fixed charge coverage ratio.



                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following are filed as part of this Report:

     (a)1.     Financial Statements
          An Index to Financial Statements appears at page F-1 hereof

     (b)2.     Financial Statement Schedules
          An Index to Financial Statement Schedules appears at page F-1 hereof

     (a)3.     Exhibits

 2.1 Agreement of Reorganization dated November 16, 1993, by and among Becker Gaming, Inc. ("BGI"), Arizona Charlie's, Inc. ("Arizona Charlie's"), Sunset
           Coin, Inc. ("Sunset Coin"), Becker Gaming Group, Inc. ("Becker Gaming Group"), Capitol Queen & Casino, Inc. ("Capitol Queen"), Charlie's Land Company ("CLC") , and each of Ernest A. Becker, III, Ernest A. Becker, IV, Barry W. Becker and Bruce F. Becker (collectively, the "Beckers").*

    3.1    Articles of Incorporation of Capitol Queen.*

    3.2    First Amended By-Laws of Capitol Queen.*

    3.3    Articles of Incorporation of Arizona Charlie's.*

    3.4    Amended and Restated By-Laws of Arizona Charlie's.*

    10.1   Purchase  Agreement  dated  November  15,  1993  among  BGI,  Arizona
           Charlie's, Capitol Queen, Sunset Coin and the purchasers named therein (the "Purchasers).*

    10.2 Indenture dated November 15, 1993 among Capitol Queen, as issuer, Arizona Charlie's, as guarantor, and IBJ Schroder Bank & Trust Company ("IBJ"), as trustee.*

    10.3 Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing dated November 15, 1993 by Capitol Queen, as grantor, to Charles W. Riley, as trustee, for the benefit of IBJ , as collateral agent.*

    10.4 Vessel Construction Agreement dated October 23, 1993 between Leevac Shipyards, Inc. and Capitol Queen, as amended by Amendment No. 1 to Vessel Construction
           Agreement dated November 15 and 17, 1993.*

    10.5   Form of First Preferred Ship Mortgage Securing an
           Indenture between Capitol Queen and IBJ.*

    10.6   Security Agreement dated November 15, 1993 between
           Capitol Queen and IBJ, as collateral agent.*

    10.7 Stock Pledge Agreement dated November 15, 1993 between Capitol Queen and IBJ, as collateral agent.*

    10.8 Collateral Agency Agreement dated November 15, 1993 among Capitol Queen and IBJ, as trustee and collateral agent.*

    10.9   Disbursement  and Escrow  Agreement  dated  November  15,  1993 among
           Capitol Queen and IBJ, as escrow agent, trustee and collateral agent.*

    10.10 Registration Rights Agreement dated November 15, 1993 among Capitol Queen, Arizona Charlie's and the
           Purchasers.*

    10.11 Form of Management Agreement to be entered into between BGI and each of Arizona Charlie's, Capitol Queen, Sunset Coin and Becker Gaming Group. Included at Exhibit I to Exhibit 2-1 hereof.*

    10.12 Form of Tax Allocation Agreement to be entered into between BGI and each of Arizona Charlie's, Sunset
           Coin, Becker Gaming Group and Capitol Queen. Included at Exhibit J to Exhibit 2-1 hereof.*

    10.13  Letter   Agreement  dated  September  10,  1993  among  BGI,  Arizona
           Charlie's, Capitol Queen and Ladenburg, Thalmann & Co., Inc., as placement agent.*

    10.14 Land Purchase Option Contract dated January 4, 1993 between Linda Ann and Harvey L. McCray and Vernon M. and Joyce G. Burkhalter, as seller, and R.Q. Enterprises, as buyer; and Wire Transfer Order and Closing Document dated July 26, 1993 between Arizona Charlie's and First Interstate Bank of Nevada.*

    10.15 Letter of Understanding dated January 26, 1993 between Jefftel, Inc. and JCR Hotel, Inc. and River
           Queen Enterprises, Inc. and Capitol Queen.*

    10.16 Purchase Agreement dated September 20, 1993 among BGI and Cathryn Simmons, Public Issue Management, Inc., Byron Neal Fox and Cynthia L. Pegner, Richard Moore, Byron Neal Fox, P.C., David Chernoff, Oscar B. Goodman, Eckley M. Keach, Ronald E. Partee and Carol Partee, and Fox & Partee.*

    10.17  Riverfront Development Agreement dated as of
           September 1, 1993 between Capitol Queen, the Company and Jefferson City, Missouri.*

    10.18 First Supplemental Indenture dated January 1, 1995 among Capitol Queen, as issurer, Arizona Charlie's, as guarantor, and IBJ, as trustee.

    10.19  Assets  Purchase   agreement  dated  April  10,  1995  between  Aerie
           Riverboat Casino of Missouri, Inc., as buyer, and Capitol Queen, as seller.

    10.20 Letter agreement dated December 5, 1994 among BGI and Cathryn Simmons, Public Issue Management, Inc., Byron Neal Fox and Cynthia L. Pegner, Richard Moore, Byron Neal Fox, P.C., David Chernoff, Oscar B. Goodman, Eckley M. Keach, Ronald E. Partee and Carol Partee, and Fox & Partee.*

- -----------

* All Exhibits are incorporated by reference to the Company's Registration Statement on Form S-4 (33-75806) declared effective by the Securities and Exchange Commission on May 20, 1994.

     (b)  Reports on Form 8-K
          None.
                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITOL QUEEN & CASINO, INC.


Dated: September 27, 1996          By: /s/ Bruce F. Becker
                                      --------------------------
                                      Bruce F. Becker, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 27th day of September, 1996.


        Signature                  Title
        ---------                  -----


/s/ Bruce F. Becker
- -------------------
Bruce F. Becker                    President, Chief Executive Officer
                                   (Principal Executive Officer) and Sole
                                    Director


/s/ Jerry Griffis
- -----------------                  Controller (Principal Financial and
Jerry Griffis                      Accounting Officer)


Supplemental  Information  to  be Furnished  With  Reports  Filed
Pursuant  to Section 15(d) of the Act by Registrants  Which  Have
Not Registered Securities Pursuant to Section 12 of the Act

      The Company has not and does not intend to send to its security holders any annual report with respect to the Registrant's most recent fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to a meeting of security holders.


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

Notes to Financial Statements ..................................


ARIZONA CHARLIE'S, INC

Balance Sheets as of March 31, 1996and  June 30, 1995 ..........

Statements of Income and Retained Earnings (Deficit) for the
Three-Month Periods Ended March 31, 1996 and 1995
and for Nine-Month Periods Ended March 31, 1996 and 1995 .......

Statements of Cash Flows for the Nine-Month Periods Ended
March 31, 1996 and 1995 ........................................

Notes to Financial Statements ..................................



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Capitol Queen & Casino, Inc. ...................................
Arizona Charlie's, Inc. ........................................


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .....................................
Item 6.  Exhibits and Reports on Form 8-K ......................

SIGNATURES .....................................................


                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------

To the Board of Directors
Capitol Queen & Casino, Inc.


We have audited the financial statements and the financial statement schedule of Capitol Queen & Casino, Inc. (a development stage company and a wholly owned subsidiary of Becker Gaming, Inc.) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Queen & Casino, Inc. as of June 30, 1996 and 1995, and its loss incurred during the development stage and its cash flows for each of the three years in the period ended June 30, 1996, and for the period from January 20, 1993 (the date of inception) through June 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Capitol Queen & Casino, Inc. will continue as a going concern. As more fully described in Note 2, the Company is in default of debt covenants, resulting in classification of such debt as currently payable. The Company does not have sufficient resources to repay its indebtedness and management's plans are also described in Note 2. These matters raise substantial doubt about the Company's ability to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.




Las Vegas, Nevada
August 9, 1996

================================================================================
                          CAPITOL QUEEN & CASINO, INC.


                (A Development Stage Company And A Wholly Owned
                       Subsidiary Of Becker Gaming, Inc.)


                                 BALANCE SHEETS

                          As Of June 30, 1996 And 1995
                             (Dollars In Thousands)
================================================================================


                                     ASSETS

                                                              1996          1995
                                                           -------       -------
Current assets:

   Cash and cash equivalents .......................       $  --         $    45

   Restricted cash, in escrow account ..............            30            30
                                                           -------       -------

      Total current assets .........................            30            75
                                                           -------       -------


Other assets:
  Assets held for sale .............................         7,754        12,146

  Financing costs, net of accumulated
    amortization of $312 (1996) and
    and $212 (1995), respectively ..................           605           705
  Deposits and other assets ........................            60            60
                                                           -------       -------

      Total other assets ...........................         8,419        12,911
                                                           -------       -------


       Total assets ................................       $ 8,449       $12,986
                                                           =======       =======



                  LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)


                                                               1996         1995
                                                          --------     --------
Current liabilities:
Accounts payable .....................................    $   --       $    142
Accrued interest .....................................       2,775          395
Advances from related parties ........................       1,006          404
Notes payable to related parties .....................       1,200        1,200
Long-term debt classified as current due to
    default under covenants, net of unamortized
    original issue discount of $2,474 (1996)
    and $2,882 (1995) ................................      17,526       17,118
                                                          --------     --------
        Total current liabilities ....................      22,507       19,259
                                                          --------     --------
        Total liabilities ............................      22,507       19,259
                                                          --------     --------

Commitments and contingencies


Stockholder's equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding .....        --           --
  Additional paid-in capital .........................      12,732       12,732
  Deficit accumulated during development stage .......     (26,790)     (19,005)
                                                          --------     --------
        Total stockholder's equity (deficit) .........     (14,058)      (6,273)
                                                          --------     --------

       Total liabilities and stockholder's
        equity(deficit) ..............................    $  8,449     $ 12,986
                                                          ========     ========

 The accompanying notes are an integral part of these financial statements.


================================================================================
                          CAPITOL QUEEN & CASINO, INC.

           (A Development Stage Company And A Wholly Owned Subsidiary
                            Of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
================================================================================
                                                                  For The Period
                                                                January 20, 1993
                                                                    (The Date Of
                                                                      Inception)
                                                                         Through
                                           Year Ended June 30,          June 30,
                                       1996        1995        1994        1996
                                   --------    --------    --------    --------


Revenues .......................   $   --      $   --      $   --      $   --

Operating expenses:
 Amortization of financing
  and other costs ..............        100         202       1,039       1,341
 Abandonment losses and
 write-downs of assets held
 for sale ......................      4,392        --         6,034      10,426
 Development costs .............        504       1,186          21       1,711
                                   --------    --------    --------    --------
     Total operating expenses ..      4,996       1,388       7,094      13,478
                                   --------    --------    --------    --------

Operating loss .................     (4,996)     (1,388)     (7,094)    (13,478)

Other income (expenses):
 Interest income ...............       --           610         655       1,265
 Interest expense ..............     (2,789)     (4,608)     (3,774)    (11,171)
 Interest capitalized ..........       --          --           683         683
                                   --------    --------    --------    --------
Total other expenses ...........     (2,789)     (3,998)     (2,436)     (9,223)
                                   --------    --------    --------    --------

Net loss before
 extraordinary item ............     (7,785)     (5,386)     (9,530)    (22,701)

Extraordinary item:
 Loss on early retirement
  of debt (no income tax
  benefit available) ...........       --        (4,089)       --        (4,089)
                                   --------    --------    --------    --------

Net loss .......................   $ (7,785)   $ (9,475)   $ (9,530)   $(26,790)
                                   ========    ========    ========    ========

 The accompanying notes are an integral part of these financial statements.

================================================================================
                          CAPITOL QUEEN & CASINO, INC.

                (A Development Stage Company And A Wholly Owned
                            Subsidiary Of Becker Gaming, Inc.)

                  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                      For The Period From January 20, 1993
                  (The Date Of Inception) Through June 30, 1996
              And For The Years Ended June 30, 1996, 1995 And 1994

                             (Dollars In Thousands)
                                 -------------
================================================================================

                                                   Common Stock
                                         --------------------------------

                                      Shares      Amount         Subscribed
                                    -----------   -----------    -----------

Balances, January 20,
  1993 (the date of inception) ...         --     $-             $-
Issuance of common stock .........          100          --             --
                                    -----------   -----------    -----------

Balances, June 30, 1993 ..........          100          --             --

Cash contribution from Becker
  Gaming, Inc. relating to sale
  of warrants ....................         --            --             --
Common stock subscribed ..........         --            --              788
Contribution by Becker Gaming,
  Inc. relating to liability
  incurred under development
  agreement ......................         --            --             --
Write-off of common stock
  subscribed due to abandonment
  of development project .........         --                           --

Net loss .........................         --
                                    -----------   -----------    -----------

Balances, June 30, 1994 ..........          100          --             --

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1995 ..........          100          --             --
                                    -----------   -----------    -----------

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1996 ..........          100   $-             $-
                                    ===========   ===========    ===========


                                                                         Deficit
                                                                     Accumulated
                                              Additional             During The
                                               Paid-In              Development
                                               Capital      Stage       Total
                                               --------    --------    --------

Balances, January 20,
  1993 (the date of inception) .............       $-          $-          $-
Issuance of common stock ...................       --          --          --
                                               --------    --------    --------

Balances, June 30, 1993 ....................       --          --          --

Cash contribution from Becker
  Gaming, Inc. relating to sale
  of warrants ..............................      7,500        --         7,500
Common stock subscribed ....................       --          --           788
Contribution by Becker Gaming,
  Inc. relating to liability
  incurred under development
  agreement ................................      5,232        --         5,232
Write-off of common stock
  subscribed due to abandonment
  of development project ...................       (788)       --          (788)

Net loss ...................................       --        (9,530)     (9,530)
                                               --------    --------    --------

Balances, June 30, 1994 ....................     12,732      (9,530)      3,202

Net loss ...................................       --        (9,475)     (9,475)
                                               --------    --------    --------

Balances, June 30, 1995 ....................     12,732     (19,005)     (6,273)
                                               --------    --------    --------

Net loss ...................................       --        (7,785)     (7,785)
                                               --------    --------    --------

Balances, June 30, 1996 ....................   $ 12,732    $(26,790)   $(14,058)
                                               ========    ========    ========

The accompanying notes are an integral part of these financial statements.
================================================================================

                          CAPITOL QUEEN & CASINO, INC.

          ( A Development Stage Company And A Wholly Owned Subsidiary
                            Of Becker Gaming, Inc.)


                            STATEMENTS OF CASH FLOWS

                      (Dollars In For The Period Thousands)
                                January 20, 1993
                               ------------------
================================================================================

                                                       Year Ended June 30,
                                              ---------------------------------

                                                  1996        1995        1994
                                              --------    --------    --------
Cash flows from development stage activities:
  Net loss ................................   $ (7,785)   $ (9,475)   $ (9,530)
                                              --------    --------    --------
  Adjustments to reconcile net loss
   to net cash used in development
   stage activities:
  Amortization of financing and other costs        100         202       1,039
  Amortization of original issue discount .        408         834         665
  Abandonment losses and write-downs of
   assets held for sale ...................      4,392        --         6,034
  Extraordinary loss on retirement of debt        --         4,089        --
  Increase(decrease) in accounts payable
   and accruals, net of amounts for
   capital expenditures ...................      2,238        (216)        765
  Increase in advances from related
    party payable .........................        602         392        --
                                              --------    --------    --------
        Total adjustments .................      7,740       5,301       8,503
                                              --------    --------    --------
        Net cash used in development
         stage activities .................        (45)     (4,174)     (1,027)
                                              --------    --------    --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..........       --        (1,724)    (11,212)
  Deposits and other assets ...............       --            12         (72)
  Capitalization of preopening costs ......       --          --          (340)
  Development costs .......................       --          --          (553)
  Net (additions to) reductions in
   restricted cash equivalents ............       --        24,898     (24,929)
                                              --------    --------    --------
       Net cash provided by (used in)
        investing activities ..............       --        23,186     (37,106)
                                              --------    --------    --------

Cash flows from financing activities:
  Principal payments on First Mortgage
   Notes ..................................       --       (20,200)       --
  Proceeds from issuance of First
   Mortgage Notes, net of financing costs .       --          --        30,666
  Proceeds from borrowings under
   notes payable to related parties .......       --         1,200        --
  Equity contribution from Becker
   Gaming, Inc.relating to sale of
   warrants ...............................       --          --         7,500
                                              --------    --------    --------
       Net cash (used in) provided by
        financing activities ..............       --       (19,000)     38,166
                                              --------    --------    --------

       Net increase (decrease) in cash
        and cash equivalents ..............        (45)         12          33

Cash and cash equivalents, beginning
  of period ...............................         45          33        --
                                              --------    --------    --------

Cash and cash equivalents, end of period ..   $   --      $     45    $     33
                                              ========    ========    ========
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized   $   --      $  4,020    $  1,787
                                              ========    ========    ========
  Original issue discount that did not
   affect cash ............................   $   --      $   --      $  7,500
                                              ========    ========    ========
  Equity contribution by Becker Gaming that
   did not affect cash ....................   $   --      $   --      $  5,232
                                              ========    ========    ========



                                     (The Date Of Inception)Through June 30,
                                     ---------------------------------------

                                                      1996
                                                  --------
Cash flows from development stage activities:
  Net loss ....................................   $(26,790)
                                                  --------
  Adjustments to reconcile net loss
   to net cash used in development
   stage activities:
  Amortization of financing and other costs ...      1,341
  Amortization of original issue discount .....      1,907
  Abandonment losses and write-downs of
   assets held for sale .......................     10,426
  Extraordinary loss on retirement of debt ....      4,089
  Increase(decrease) in accounts payable
   and accruals, net of amounts for
   capital expenditures .......................      2,787
  Increase in advances from related
    party payable .............................        994
                                                  --------
        Total adjustments .....................     21,544
                                                  --------
        Net cash used in development
         stage activities .....................     (5,246)
                                                  --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..............    (12,936)
  Deposits and other assets ...................        (60)
  Capitalization of preopening costs ..........       (340)
  Development costs ...........................       (553)
  Net (additions to) reductions in
   restricted cash equivalents ................        (31)
                                                  --------
       Net cash provided by (used in)
        investing activities ..................    (13,920)
                                                  --------

Cash flows from financing activities:
  Principal payments on First Mortgage
   Notes ......................................    (20,200)
  Proceeds from issuance of First
   Mortgage Notes, net of financing costs .....     30,666
  Proceeds from borrowings under
   notes payable to related parties ...........      1,200
  Equity contribution from Becker
   Gaming, Inc.relating to sale of
   warrants ...................................      7,500
                                                  --------
       Net cash (used in) provided by
        financing activities ..................     19,166
                                                  --------

       Net increase (decrease) in cash
        and cash equivalents ..................       --

Cash and cash equivalents, beginning of period        --
                                                  --------

Cash and cash equivalents, end of period ......   $   --
                                                  ========
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized ...   $  5,807
                                                  ========
  Original issue discount that did not
   affect cash ................................   $  7,500
                                                  ========
  Equity contribution by Becker Gaming that did
       not affect cash ........................   $  5,232
                                                  ========

The accompanying notes are an integral part of these financial statements.
- --------------------------------------------------------------------------------


                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.   Summary Of Significant Accounting Policies:

     Basis Of Presentation
     ---------------------

     Capitol Queen & Casino, Inc. ("CQC" or the "Company"), a development stage company, was incorporated in Missouri on January 20, 1993, and had acquired a franchise from the City of Jefferson City, Missouri to develop, construct, own and operate a riverboat casino (the "Capitol Queen"), subject to state licensure. the Company has abandoned the Capitol Queen project, as more fully described in Note 2. Subsequent to incorporation, the stockholders of the Company exchanged all of the outstanding stock of the Company for common stock of a Nevada holding company, Becker Gaming, Inc. ("BGI"), in a tax-free exchange. BGI is wholly owned by the Becker family and serves as a holding company for the Becker family gaming interests, which include CQC and the following wholly owned subsidiaries:

     o Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     o Becker Gaming Group ("BGG"), a Nevada corporation which (together with its wholly owned subsidiary Innerout, Inc.) owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

     o Arizona Charlie's, Inc. ("AC"), a Nevada corporation which operates a Las Vegas hotel and casino.

     Cash Equivalents And Concentration Of Credit Risk

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

     Property And Equipment
     ----------------------

     Property and equipment are recorded at cost and include interest capitalized during the construction period. The Company's policy is to compute depreciation using the straight-line method. No depreciation has been recorded while the Company is in the development stage.


     Debt Issue Costs
     ----------------

     Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

     Federal Income Taxes
     --------------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted SFAS 109 at inception (January 20, 1993).

     The Company is included in the consolidated federal income tax returns filed by BGI. CQC's tax allocation is based on the amount of tax it would incur if it filed a separate return except the Company does not receive any benefits from carry-backs to prior years.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to the matters described in Notes 2 and 3.

2.   Missouri   Gaming   License,  Default  Under   Indebtedness,
     Management's Plans, and Going Concern:

     CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company. Costs associated with the development of the project which had been deferred during the development stage were written-off in the fourth quarter of the fiscal year ended June 30, 1994.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project, and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

     CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the indenture governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The first step repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

     The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and $1,200,000 on May 15, 1996 and AC (which has guaranteed the CQC Notes as more fully described in Note 4) did not have available funds to advance on behalf of CQC. Further, Management believes that AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes, particularly because AC is in default of covenants under indebtedness AC (the "AC Notes"). In connection with the decision to abandon the project, CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000, which price exceeded the carrying value of the CQC assets. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of its Development Agreement with CQC, that Aerie be found preliminarily suitable to hold a Missouri gaming license, and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the December 31, 1995 expiration date passed. As more fully described in Note 3, a further write-down in the carrying value of the riverboat was recognized in the fourth quarter of 1996, after the election in Jefferson City, the expiration of the Aerie contract, and due to deteriorating market conditions.

     CQC continues to market its riverboat assets to prospective buyers and Management is currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of CQC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


3.   Construction Project And Related Contingencies:

     Capitol Queen Project
     ---------------------

     The Capitol Queen project, as originally contemplated by the Company, was to include the riverboat, dockside facilities, restaurants and related ancillary facilities to be built on land acquired by the Company in July 1993. As a result of the decision to discontinue the project, all costs associated with the design and development of the facilities were written off in the fourth quarter of the Company's 1994 fiscal year, with the exception of the historical cost of the land and the riverboat which was reclassified to assets held for sale.

     The Company had contracted with a shipbuilder to construct the Capitol Queen riverboat. The total cost of the riverboat was $11,892,000, including construction period interest and other assets. During the fourth quarter of the year ended June 30, 1996, based on deteriorating market conditions after the expiration of the Aerie contract, the Company recognized a loss of $ $4,392,000 and wrote-down the carrying value of the riverboat to $7,500,000. Such revised carrying value represents management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.


     Jefferson City Development Agreement
     ------------------------------------

     The Company acquired the franchise rights to operate the Capitol Queen under a development agreement with the City of Jefferson City, Missouri (the "Development Agreement"), beginning September 1, 1993 for a period of seven years. The Company's rights and obligations under the Development Agreement were contingent upon receiving a gaming license which, until the occurrence of the events described in Note 2, management believed was probable.

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as matter of law the 1995 election does not affect the validity of the Development Agreement. However, to avoid the cost and uncertainty of litigation, CQC and Jefferson City in June 1996 entered into an agreement pursuant to which the Development Agreement was rescinded and Jefferson City refunded $300,000 of the $400,000 CQC had originally paid to the City under the Development Agreement.

     Other Development Agreement
     ---------------------------

     As discussed below, the Company and BGI have each entered into additional agreements in connection with the development of the Capitol Queen project, which have been terminated as a result of the decision by the Missouri Gaming Commission.

     In January 1993, prior to incorporation, the stockholders of the Company agreed that, upon being licensed in Missouri to own and operate the Capitol Queen, the Company would issue shares of its common stock to three individuals who assisted the then existing stockholders of the Company in obtaining the rights to develop the Capitol Queen (the "CQC Stock
     Agreement"). The aggregate amount of stock subject to the CQC Stock Agreement represents 5.25% of the outstanding common stock of the Company, and was subject to increase to 8.25% if the convention center required under the Development Agreement was not constructed on land controlled by the parties to the CQC Stock Agreement. The Company has the option to repurchase any or all of such stock, except for 25% held by one individual, for a period of three years from issuance at an aggregate purchase price of $750,000 ($1,200,000 if the additional shares were issued). In addition to the above requirements of the CQC Stock Agreement, the Company also agreed to pay a lump-sum fee of $350,000 to two of the above individuals after receiving a license and the commencement of operations of the Capitol Queen.

     At the time CQC was awarded the Development Agreement, and until the occurrence of the events described in Note 2, the Company believed it was probable it would receive a gaming license in Missouri. Accordingly, to reflect the CQC Stock Agreement, CQC recorded subscribed stock of $788,000 (using the $750,000 value described above for 5.0% of the stock to determine the value of the remaining 25% interest), recorded amounts payable under the agreement for $350,000 and recorded a corresponding total charge of $1,138,000 to development costs, to be amortized over the life of the Development Agreement. As a result of the decision by the Missouri
     Gaming Commission and the abandonment of the Capitol Queen project, management believes that it has been relieved of these obligations. Accordingly, the subscribed stock, the $350,000 liability and the related deferred costs (net of amortization from September 1, 1993 to June 30, 1994) were written-off in the fourth quarter of fiscal 1994.

     In September 1993, the Company's parent, BGI, agreed that it would repurchase certain rights to acquire equity in CQC (the "Repurchase Agreement") which it had previously granted to various parties (the "Sellers"). The Sellers assisted BGI and the Company, through the BGI stockholders, in obtaining the approval to develop, own and operate the Capitol Queen in Jefferson City. Under the terms of the Repurchase Agreement, BGI agreed to pay the Sellers an aggregate amount of $5,925,000, payable in installments through July 1, 1997 and bearing interest at 10% per annum from the date the Capitol Queen opens for business. BGI also agreed that if prior to maturity, BGI proposed to sell any of its common stock in an underwritten public offering, the Sellers may accept registered shares in lieu of the payments required based on the public offering price of such shares (less any underwriters discount) subject to certain underwriter limitations.

     The Repurchase Agreement provided that in the event the development, ownership or operation of a riverboat gaming business in Jefferson City becomes unlawful or CQC is declined a gaming license, the Repurchase Agreement becomes null and void. At the time BGI entered the Repurchase Agreement, and until the occurrence of the events described in Note 2, the Company believed it was probable it would receive a gaming license in Missouri. Accordingly, the assumption of the liability under the Repurchase Agreement was treated as an additional investment in CQC by BGI, and the related present value of the costs to the Sellers of $5,232,000 was recorded as deferred development costs to be amortized over the life of the Development Agreement.

     As a result of the decision by the Missouri Gaming Commission and the abandonment of the Capitol Queen project, BGI believes that it has been relieved of its obligations under the Repurchase Agreement. Accordingly, the deferred costs under the Repurchase Agreement (net of amortization from September 1, 1993 to June 30, 1994) were written-off in the fourth quarter of fiscal 1994.

     In addition to the above, in the fourth quarter of fiscal 1994, CQC wrote-off previously capitalized expenditures of $1,375,000 and capitalized pre-opening expenses of $340,000 associated with the development of the Capitol Queen project.


4.   Long-Term Debt:

     On November 18, 1993, the Company completed a private placement debt financing of $40,000,000 principal amount of 12% First Mortgage Notes Due November 15, 2000 (the " CQC Notes"). The offering generated net proceeds of approximately $30,666,000 (after deducting original issue discount of $7,500,000 and debt issue costs). Interest on the Notes is payable semi-annually. The Notes are guaranteed by AC (which guarantee is subject to release only upon licensing of the Capitol Queen, which is not expected) and are collateralized by a first mortgage on substantially all of the assets of the Company. The CQC Notes have been classified as currently payable at June 30, 1996 due to anticipated acceleration upon default and management's plans to negotiate a payoff of the indebtedness, as more fully described in Note 2.

     As also described in Note 2, the Company was unable to make the interest payments due under the CQC Notes on November 15, 1995 and May 15, 1996. Such past due interest in the amount of $2,400,000 has been accrued in the accompanying financial statements.

     As of January 1, 1995, CQC's obligations under the Indenture governing the CQC Notes were amended with the requisite consent of the holders of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20,000,000 principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The Company incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000.

     Concurrent with the placement of the Notes, BGI sold 2,500,000 warrants (the "Warrants") exercisable for BGI common stock for gross proceeds of $7,500,000. The gross proceeds from the sale of the Warrants were contributed to the Company.

     The Indenture governing the CQC Notes (the "Indenture") limits the use of the net proceeds from the offering and the sale of the Warrants to fund the cost of the development and construction of the Capitol Queen project, the development of a convention center in Jefferson City, Missouri and initial interest payments. The proceeds were placed in escrow with a trustee pending drawdowns for qualifying project expenditures. As more fully explained in Note 2, certain of the proceeds were used in January 1995 in connection with the first step of the plan to repay the CQC Notes. The CQC Notes are not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the Indenture. The Company has the option to redeem the Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI consummates an initial public offering of its common stock, the Company may also redeem the CQC Notes, at a premium of 108%.

     The Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness.

5.   Related-Party Transactions:

     Prior to the inception of CQC and through November 18, 1993, AC advanced a total of approximately $1,090,000 to fund development costs of CQC which was fully repaid on November 18, 1993 with proceeds from the private placement financing transaction. As of June 30, 1996 and 1995, the amounts payable to AC by the Company for additional advances were $993,000 and $392,000, respectively. The advances are non-interest bearing.

     In May, 1995, CQC borrowed $1.2 million from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due June 30, 1997, with interest at an annual rate of 5.56%.

6.   Income Taxes:

     The components included in determining the provision for income taxes for the years ended June 30, 1996, 1995, and 1994, net of extraordinary items, are shown below:

                                            1996           1995           1994
                                            ----           ----           ----
Tax provision (benefit) at federal
 income tax statutory rate .......   $(2,647,000)   $(1,831,000)   $(3,240,000)
Unrecognized tax benefit from net
 operating losses ................     2,574,000      1,831,000      3,240,000
Other ............................        73,000           --             --
                                     -----------    -----------    -----------

         Income tax provision ....   $      --      $      --      $      --
                                     -----------    -----------    -----------


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred taxes as of June 30, 1996 and 1995 were as follows:

                                                  1996           1995
                                                  ----           ----
Liabilities ............................   $      --      $      --
                                             ---------      ---------
Assets:

Federal net operating loss carryforwards     4,582,000      4,420,000
  Accrued interest expense .............       918,000           --
  Valuation allowance for assets held
    for sale ...........................     1,494,000           --
  Total deferred tax assets ............     6,994,000      4,420,000
                                             ---------      ---------
  Valuation allowance ..................    (6,994,000)    (4,420,000)
                                            ----------     ----------
  Net deferred taxes ...................   $       --      $      --
                                             ---------      ---------

     As of June 30, 1996, the Company had a federal net operating loss carryforward of approximately $13,478,000 which expires between 2009 and 2011.

7.   Fair Value of Financial Instruments:

     The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes approximate fair values due to the short-term maturities and approximate market interest rates of these instruments.

     Management is unable to determine a fair value for the outstanding $20,000,000 principal amount ($17,526,000 carrying amount at June 30, 1996) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"). It is not practicable to determine the fair value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of the AC Notes and CQC Notes, as more fully discussed in Note 2.


                       REPORT OF INDEPENDENT ACCOUNTANTS
                                  ------------

To the Board of Directors
Arizona Charlie's, Inc.


We have audited the financial statements and the financial statement schedule of Arizona Charlie's, Inc. (a wholly owned subsidiary of Becker Gaming, Inc.) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Charlie's, Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Arizona Charlie's, Inc. ("AC") will continue as a going concern. As more fully described in Note 2, AC is in default of debt covenants, resulting in the classification of such debt as currently payable. AC is also obligated as a guarantor under indebtedness of an affiliated company, and such indebtedness is also in default. AC does not have sufficient resources to repay the indebtedness or honor its guarantee on a current basis and management's plans are also described in Note
2. These matters raise substantial doubt about the ability of Arizona Charlie's, Inc. to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of the Arizona Charlie's, Inc. do not include any adjustment that might result from the outcome of this uncertainty.





Las Vegas, Nevada
August 9, 1996

================================================================================
                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                  BALANCE SHEET
                          As Of June 30, 1996 and 1995
                             (Dollars In Thousands)
                                   ----------
================================================================================


                                     ASSETS

                                                           1996            1995
                                                       --------        --------
Current assets:

   Cash and cash equivalents....................       $  4,591        $  5,404
   Restricted cash, in escrow account...........             10              10
   Trade and other accounts receivable..........            473             658
   Receivable from related parties..............          1,539             820
   Notes receivable from related party..........             --           4,416
   Inventories .................................            575             661
   Prepaid expenses ............................          1,118           1,162
                                                       --------        --------
      Total current assets......................          8,306          13,131
                                                       --------        --------
Property and equipment:
   Building and improvements ...................         37,488          37,485
   Furniture and equipment......................         22,575          22,609
   Land improvements ...........................          1,628           1,628
                                                       --------        --------
                                                         61,691          61,722
   Less, accumulated depreciation ..............        (16,218)        (13,572)
                                                       --------        --------
                                                         45,473          48,150
   Land ........................................            208             208
                                                       --------        --------
        Net property and equipment..............         45,681          48,358
                                                       --------        --------
Other assets:
   Receivable from related party, noncurrent....            987             240
   Deposits and other ..........................            460             551
   Notes receivable from related party .........           --             4,416
   Financing costs, less accumulated
     amortization of $1,366 (1996)
     and $880 (1995)                                      2,507           2,993
                                                       --------        --------

        Total other assets......................          8,370           3,784
                                                       --------        --------

        Total assets ...........................       $ 62,357        $ 65,273
                                                       ========        ========



            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                          1996             1995
                                                      --------         --------
Current
liabilities:
  Trade accounts payable......................        $  1,452         $  1,449
  Construction accounts payable ..............            --
  Accounts payable to related parties.........               4                3
  Accrued expenses ...........................           3,323            3,097
  Management fees due Becker Gaming, Inc......           4,682            3,287
  Notes payable...............................             110              121
  Notes payable to related party..............           2,250            2,250
  Current portion of
     obligations under capital leases.........              15                4
  Long-term debt classified as
     current due to default
     under covenants .........................          55,000             --
                                                      --------         --------

         Total current liabilities............          66,836           10,211

Long-term debt, less current portion..........           --              55,000
Subordinated notes payable to prior
  stockholders ...............................           5,000            5,000
Obligations under capital leases,
  less current portion .........                            22                4
                                                      --------         --------

         Total liabilities....................          71,858           70,215
                                                      --------         --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value, 2,500
     shares authorized, 1,000 shares
     issued and outstanding...................             469              469
  Retained earnings (deficit).................          (9,970)          (5,411)
                                                      --------         --------
         Total stockholder's equity
          (deficit).................                    (9,501)          (4,942)
                                                      --------         --------

         Total liabilities and
         stockholder's equity (deficit).......        $ 62,357         $ 65,273
                                                      ========         ========

The accompanying notes are an integral part of these financial statements.
================================================================================
                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF OPERATIONS
                             (Dollars In Thousands)

================================================================================
                                                   Year Ended June 30,
                               ------------------------------------------------
                                             1996        1995        1994
Revenues:
  Gaming .............................   $ 52,831    $ 47,466    $ 38,955
  Food and beverage ..................     13,204      10,647       8,459
  Hotel ..............................      3,208       2,614       1,219
  Bowling ............................       -            -           251
  Gift shop ..........................        590         577         535
  Management fee from affiliates .....       -            -           281
  Other ..............................      1,145         912         399
                                         --------    --------    --------

      Gross revenues .................     70,978      62,216      50,099

Less, promotional allowances .........     (7,677)     (5,134)     (3,652)
                                         --------    --------    --------

      Net revenues ...................     63,301      57,082      46,447
                                         --------    --------    --------

Operating expenses:
  Gaming .............................     18,612      15,359      11,681
  Food and beverage ..................     12,511      11,388       8,389
  Hotel ..............................      1,413       1,377         714
  Bowling ............................        -           -           387
  Gift shop ..........................        475         450         458
  Advertising and promotion ..........      4,726       3,837       3,093
  General and administrative .........     17,660      15,358      13,867
  Payments under guarantee obligation         601       1,592         -
  Management fee - Becker Gaming, Inc.      1,396       3,099         188
  Rent expense paid to related party .        217         191         343
  Depreciation and amortization ......      3,491       3,373       2,222
                                         --------    --------    --------

      Total operating expenses .......     61,102      56,024      41,342
                                         --------    --------    --------
      Operating income ...............      2,199       1,058       5,105
                                         --------    --------    --------

Other income (expenses):
  Interest income ....................        286         580         769
  Interest expense ...................     (7,095)     (7,250)     (5,223)
  Interest capitalized ...............                    676         460
  Other, net .........................         51         -            23

      Total other expenses ...........     (6,758)     (5,994)     (3,971)
                                         --------    --------    --------

    Net (loss)income before income tax     (4,559)     (4,936)      1,134

    Provision for income taxes                -           -           -
                                         --------    --------    --------

    Net (loss) income ................   $ (4,559)   $ (4,936)   $  1,134
                                         ========    ========    ========


The accompanying notes are an integral part of these financial statements.

================================================================================


                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc. )

                  STATEMENTS  OF  STOCKHOLDER'S  EQUITY  (DEFICIT) For The Years
                Ended June 30, 1996, 1995 And 1994
                             (Dollars In Thousands)
================================================================================

                                                           Additional
                                         Common Stock      Paid-in
                                      Shares     Amount    Capital
                                      ------    -------    ------

Balances, June 30, 1993 ............   1,000    $ 1,513        $-

 Distributions to stockholders .....
 Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of S
     corporation election ..........    --         --         732
 Contribution of land from
     Becker Gaming, Inc. ...........    --         --         208
 Forgiveness of receivable from
     Charlie's Land Company in
     connection with the
     Reorganization ................    --         --        (729)
 Net transfer of certain assets
     and liabilities to Becker
     Gaming, Inc. as part of
     the Reorganization ............    --       (1,044)     (211)
 Net income ........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1994 ............   1,000        469      --


 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1995 ............   1,000        469      --

 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1996 ............   1,000    $   469      $-
                                      ======    =======    ======


                                      Retained
                                      Earnings
                                      (Deficit)    Total
                                      -------    -------

Balances, June 30, 1993 ............  $ 4,440    $ 5,953

 Distributions to stockholders .....   (5,317)    (5,317)
 Reclassification of undistributed
     earnings to additional paid-in
     capital upon termination of S
     corporation election ..........     (732)      --
 Contribution of land from
     Becker Gaming, Inc. ...........     --          208
 Forgiveness of receivable from
     Charlie's Land Company in
     connection with the
     Reorganization ................     --         (729)
 Net transfer of certain assets
     and liabilities to Becker
     Gaming, Inc. as part of
     the Reorganization ............     --       (1,255)
 Net income ........................    1,134      1,134
                                      -------    -------

Balances, June 30, 1994 ............     (475)        (6)


 Net loss ..........................   (4,936)    (4,936)
                                      -------    -------

Balances, June 30, 1995 ............   (5,411)    (4,942)

 Net loss ..........................   (4,559)    (4,559)
                                      -------    -------

Balances, June 30, 1996 ............  $(9,970)   $(9,501)
                                      =======    =======

The accompanying notes are an integral part of these financial statements.
- --------------------------------------------------------------------------------

                            ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                   ----------

1. Summary Of Significant Accounting Policies:

Nature Of Operations
- --------------------

Arizona Charlie's, Inc. ("AC" or the "Company") owns and operates a casino and related hotel in Las Vegas, Nevada.

In connection with the financing transaction more fully discussed in Note 6, the stockholders of AC exchanged all of their stock in the Company for stock of Becker Gaming, Inc. ("BGI") (the "Reorganization") and, effective June 1, 1994, AC became a wholly owned subsidiary of BGI. BGI has no independent activities other than providing management and administrative services to, and exploring and developing business opportunities for its subsidiaries, and serves as a holding company for AC and the following entities:

     o Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation in the development stage of construction of a riverboat casino in Jefferson City, Missouri (the "Capitol Queen").

     o Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     o Becker Gaming Group ("BGG"), a Nevada corporation which, together with its wholly owned subsidiary Innerout, Inc., owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

As a part of the Reorganization described above, the following transactions occurred:

     o The stockholders of BGI caused the ownership of the land underlying and adjacent to Arizona Charlie's to be transferred to the Company from Charlie's Land Company ("CLC"), an entity also then owned by the BGI stockholders. The land was first conveyed to BGI by CLC in exchange for BGI stock and then contributed by BGI to AC at its historical cost basis of approximately $208,000. Concurrent with the transfer of land, AC forgave $729,000 due the Company from CLC which arose in November 1993 when the Company paid-off CLC's mortgage on the land in contemplation of the Reorganization.

    o Certain property and equipment, consisting of aircraft and boats with a net book value of approximately $5,254,000, accounts payable relating to such property and equipment of approximately $252,000, and related encumbrances in the form of capital lease obligations totaling approximately $3,900,000, were transferred from AC to BGI. In addition, certain prepaid expenses totaling approximately $153,000 were transferred from AC to BGI. Such prepaid expenses consisted primarily of insurance related to certain personnel who were transferred from the Company to BGI in connection with the Reorganization. The net effect of the above transactions was to transfer net assets with a historical book value of approximately $1,255,000.

The forgiveness of indebtedness from CLC and the transfer of net assets to BGI are reflected as distributions to stockholders in the Company's June 30, 1994 Statement of Stockholder's Equity
(Deficit).

Subsequent to the Reorganization, certain overhead expenses of the Company (primarily related to executive compensation), have been eliminated. However, effective June 1, 1994, the Company is required to pay a management fee to BGI in connection with executive services equal to a percentage of the Company's gross operating revenues. Under the AC Indenture, no management fees will be payable by AC until completion of AC's ongoing expansion project and such time as AC has attained a specified fixed charge coverage ratio of 2.25 to 1.
However, such fees accrue until paid. See Note 9 of AC's Notes to Financial Statements.

Gaming Revenue
- --------------

In accordance with industry practice, the Company recognizes as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances
- ----------------------

The retail value of hotel accommodations, food, beverage and gift shop items provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations, as follows:

                                             Years Ended June 30,
                                             --------------------
                                         1996      1995      1994
                                         ----      ----      ----
           Hotel .........             $  261    $  164    $  119
           Food & Beverage              3,824     2,260     2,005
                                        -----     -----     -----

                                       $4,085    $2,424    $2,124
                                       ======    ======    ======


Cash Equivalents And Concentration Of Credit Risk
- -------------------------------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

Inventories
- -----------

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property And Equipment
- ----------------------

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is credited or charged to income, as appropriate.

Building, building improvements and land improvements are depreciated using the straight-line method over estimated useful lives of 5 to 40 years. Furniture and equipment are depreciated using straight-in declining balance methods over estimated useful lives of 5 to 10 years.

Financing Costs
- ---------------

Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

Preopening Expense
- ------------------

Certain preopening costs, consisting principally of personnel cost, training and other costs directly associated with the opening of new hotel-casino or significant expansions of the existing hotel-casino are capitalized and charged to expense over a period not to exceed one year following the commencement of related operations. During the year ended June 30, 1994, the Company capitalized $27,000 of preopening costs which were amortized during the year ended June 30, 1995 after the expansion was completed. During the years ended June 30, 1996 and 1995, the Company did not capitalize any preopening costs.

Federal Income Taxes
- --------------------

Prior to January 1, 1994,  the Company was taxed under Section 1362  (Subchapter
S) of the Internal Revenue Code, which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the Company's taxable income or loss. Therefore, these financial statements do not include any provision or liability for corporate income taxes for the periods prior to December 31, 1993.

Effective January 1, 1994, the Company terminated its S corporation election and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment position or results of operations.

In connection with the Reorganization, beginning June 1, 1994, the Company is included in the consolidated federal income tax returns filed by BGI. AC's tax allocation is based on the amount of tax it would incur if it filed a separate return, except the Company does not receive any benefit from carrybacks to prior years.

Reclassifications
- -----------------

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

Use of Estimates in the Preparation of Financial Statements
- -----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to the matters discussed in Note 2.


2.CQC Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern:

AC has guaranteed the payment of principal and interest of 12% First Mortgage Notes due November 15, 2000 issued by CQC, of which $20,000,000 principal amount and $2,400,000 in past-due accrued interest are outstanding at June 30, 1996. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the indenture governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The first step repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and $1,200,000 on May 15, 1996 and AC did not have available funds to advance on behalf of CQC. AC is also in default of certain covenants under its indebtedness (the "AC Notes", as more fully described in Note 6). AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described in Note 6) to repay the AC Notes on a current basis and satisfy its guarantee obligation with respect to the CQC Notes. In connection with the decision to abandon the project, CQC had entered into an Asset Purchase Agreement dated April 10, 1995, for the sale of its assets to Aerie Riverboat Casinos of Missouri, Inc. at a purchase price of $18,000,000, which price exceeded the carrying value of the CQC assets. However, the consummation of the Aerie purchase agreement was subject to the satisfaction of several conditions which could not be satisfied timely, including, among others, that Jefferson City consent to the assignment of its Development Agreement with CQC, that Aerie be found preliminarily suitable to hold a Missouri Gaming license, and that riverboat gaming is legally permitted in Jefferson City. As a result, the agreement with Aerie was terminated without penalty when the December 31, 1995 expiration date passed.

CQC continues to market its riverboat assets to prospective buyers and Management of the Company, AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1996 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.



3.Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the years ended June 30, 1996, 1995 and 1994:

                                               1996         1995         1994
                                               ----         ----         ----
Interest paid, net of amounts
  capitalized ........................   $7,116,000   $7,115,000   $3,883,000
                                         ==========   ==========   ==========

Capitalized lease obligations
  incurred ...........................   $   34,000   $    9,000   $3,650,000
                                         ==========   ==========   ==========

Net transfer of assets and
  liabilities to Becker Gaming, Inc. .   $     --     $     --     $1,255,000
                                         ==========   ==========   ==========
Contribution of land to AC from
  Becker Gaming, Inc. ................   $     --     $     --     $  208,000
                                         ==========   ==========   ==========
Net transfer of assets and related
  liabilities from Becker Gaming, Inc.   $     --     $   25,000   $     --
                                         ==========   ==========   ==========


4.Accrued Expenses:

Major classes of accrued expenses consist of the following as of June 30, 1996 and 1995:

                                             1996         1995
                                             ----         ----
     Wages payable and accrued salaries   $  811,000   $  703,000
     Accrued vacation .................      306,000      251,000
     Group insurance ..................      352,000      300,000
     Gaming taxes .....................      239,000      260,000
     Payroll and other taxes ..........      405,000      381,000
     Progressive slot liability .......       88,000       94,000
     Other accrued expenses ...........      128,000       93,000
     Accrued interest .................      994,000    1,015,000
                                             -------    ---------

                                          $3,323,000   $3,097,000
                                          ==========   ==========


5.Notes Payable:

Notes payable consist of the following as of June 30, 1996 and 1995:

                                                           1996         1995
                                                           ----         ----
 Related parties:
      Notes payable to SC with interest at 5.56%
      uncollaterized and due May 1997 ............   $2,250,000   $2,250,000

 Nonrelated parties:
      5.96% note payable in monthly
      installments of $22,352, including interest,
      through January, 1997, uncollateralized ....   $  110,000   $  121,000
                       -----                         ----------   ----------

                   Total notes payable ...........   $2,360,000   $2,371,000
                                                     ==========   ==========




6.Long-Term Debt:

Long-term debt consists of the following as of June 30, 1996 and 1995:

                                                      1996          1995
                                                      ----          ----
12%  First  Mortgage  Notes Due November
 15, 2000 (the "AC Notes") with interest
 payable semiannually classified as
 currently payable due to defaults under
 covenants (see below) .................       $55,000,000   $55,000,000
                                               ===========   ===========


On November 18, 1993, the Company completed a private placement of the AC Notes. The offering generated net proceeds of approximately $33,684,000 (after deducting debt issue costs of approximately $16,294,000 and $497,000 used to repay principal and accrued interest, respectively, to a bank which was due and payable on November 18, 1993). The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion which management believes has been satisfied, and the attainment of a fixed coverage ratio by the Company of 2.25 to 1, following the completion of the Expansion, which has not been satisfied) and are collateralized by a first mortgage on substantially all of assets of the Company, including the Expansion.

As of June 30, 1996, AC is in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture, and (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture. Such advances remain outstanding at June 30, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement, defined in the AC Indenture. Under the terms of the Indenture, AC is technically required to offer to buy back $11,000,000 of the outstanding AC Notes at June 30, 1996 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. AC has not made such offer and does not intend to do so while the discussions with the Bondholder Committee are in process. As a result of these defaults under covenants, the AC Notes have been classified as currently payable in the accompanying financial statements. Management's plans are more fully described in Note 2.

The Indenture governing the AC Notes (the "Indenture") limits the use of the net proceeds from the offering to fund the cost of the Expansion. The proceeds were placed in escrow with a trustee pending draw-downs for qualifying project expenditures and are classified as restricted cash, in escrow account, in the accompanying financial statements. The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain assets sales, all as defined in the Indenture. The Company has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

The Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, SC, to pay dividends or management fees, or incur additional indebtedness. The Indenture also requires the Expansion to be completed in a specified manner and time frame, which management believes has been achieved.

In connection with AC's guarantee of the CQC Notes, the Indenture governing the CQC Notes imposes certain restrictive covenants on the Company, including minimum cash flow and net worth requirements and restrictions on additional borrowings and distributions of earnings.


7.Income Taxes:

During the period from January 1, 1994 (the effective termination date of the Company's S corporation election) to June 30, 1994 and for the fiscal years ended June 30, 1996 and 1995, the Company incurred net operating losses for federal income tax purposes, and accordingly, these financial statements do not include a provision for federal income taxes.

The components included in determining the provision for income taxes are shown below for the years ended June 30, 1996, 1995 and 1994:

                                             1996           1995           1994
                                             ----           ----           ----
Tax provision at federal income tax
     statutory rate ...............   $(1,550,000)   $(1,678,000)   $   386,000
Income tax liability borne by
     stockholders during period of
     S corporation status .........          --             --         (538,000)
Increase (decrease) in taxes
     resulting from:
     Unrecognized tax benefit from
     net operating losses .........     1,489,000      1,633,000        122,000
     Other ........................        61,000         45,000         30,000
                                           ------         ------         ------

              Income tax provision    $      --      $      --      $      --
                                         =======        =======        =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of June 30, 1996 and 1995 were as follows:

                                                  1996           1995
                                                  ----           ----

Liabilities
Depreciation ...........................   $   542,000    $      --
                                           -----------    -----------

Assets

Allowances for bad debts ...............       745,000        541,000
Federal net operating loss carryforwards     3,119,000      1,292,000
Other ..................................          --            7,000
                                           -----------    -----------

         Total deferred tax assets .....     3,864,000      1,840,000

Valuation allowance ....................    (3,322,000)    (1,840,000)
                                            ----------     ----------

         Net deferred taxes ............   $      --      $      --
                                           ===========   ===========

As of June 30, 1996, the Company had a federal net operating loss carryforward of approximately $9,174,000 which expires between 2009 and 2011.

8.Leases And Commitments:

The Company has entered into capital lease agreements whereby the Company leases various equipment under three-and five-year leases which expire at various dates through 2000.

Property and equipment includes the following property leased under capital leases as of June 30, 1996 and 1995:

                                    1996        1995
Equipment ...................   $ 43,000    $ 67,000
Less accumulated depreciation     (3,000)    (23,000)
                                  ------     -------

                                $ 40,000    $ 44,000
                                ========    ========

The Company leases office space under a 10-year operating lease, which expires in 1998, from Charleston Heights Shopping Center ("CHSC"), a company related through common ownership, as more fully described in Note 9.

Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1996:

                                                 Capital Lease  Operating Leases
                                                 -------------  ----------------
1997                                                   15,000        242,000
1998                                                   11,000        226,000
1999                                                   11,000           --
2000                                                   10,000           --
                                                       ------        ------

       Total minimum lease payments ..........       $ 47,000       $468,000
                                                                    ========

Less amount representing interest ............         10,000
                                                       ------
       Present value of net minimum
        lease payments .                               37,000

Less current portion .........................         15,000
                                                       ------
       Obligations under capital leases,
        noncurrent                                   $ 22,000
                                                     ========



The total rental expense under operating leases is as follows for the years ended June 30, 1996, 1995 and 1994:

                                    1996       1995       1994
                                    ----       ----       ----
Noncancellable airplane hangar
     and equipment leases ....   $   --     $   --     $110,000
Land and office leases .......    217,000    191,000    344,000
                                  -------    -------    -------
                                 $217,000   $191,000   $454,000
                                 ========   ========   ========



9.Related-Party Transactions:


The following balances due to or from related parties existed as of June 30, 1996 and 1995. The identified realted parties are stockholders of the Company or affiliated companies related through common ownership.


                                             June 30, 1996
                                             -------------
                                   Current     Noncurrent      Notes
                               Receivables    Receivables    Receivable
                               -----------    -----------   -----------
Former Stockholders of the
Company .....................  $    14,000    $   165,000          --
BGI .........................    1,400,000        747,000   $ 4,416,000
Sunset Coin .................       47,000           --            --
Becker Vending ..............         --             --            --
Becker Enterprises ..........        1,000           --            --
CQC .........................      993,000           --       1,200,000
BGG:
    Charlie's Lakeside ......       (7,000)          --            --
    Charlie's Bar ...........       10,000           --            --
    Cantina Charlie's .......       11,000           --            --
    Cariba Charlie's ........       13,000         75,000          --
    Charlie's Saloon ........        6,000           --            --
    Charlie's Down Under ....       44,000           --            --

                               -----------    -----------   -----------
Total .......................    2,532,000        987,000     5,616,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ........     (993,000)          --      (1,200,000)
                               -----------    -----------   -----------


                               $ 1,539,000    $   987,000   $ 4,416,000
                               ===========    ===========   ===========

                                   Management
                                    Fee and                  Subordinated
                                    Accounts      Notes        Notes
                                    Payable      Payable      Payable
                                    ----------   ----------   ----------
Former Stockholders of the
Company .........................   $    4,000         --     $5,000,000
BGI .............................    4,682,000         --           --
Sunset Coin .....................         --     $2,250,000         --
Becker Vending ..................         --           --           --
Becker Enterprises ..............         --           --           --
CQC .............................         --           --           --
BGG:
    Charlie's Lakeside ..........         --           --           --
    Charlie's Bar ...............         --           --           --
    Cantina Charlie's ...........         --           --           --
    Cariba Charlie's ............         --           --           --
    Charlie's Saloon ............         --           --           --
    Charlie's Down Under ........         --           --           --

                                    ----------   ----------   ----------
Total ...........................    4,686,000    2,250,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ............         --           --           --

                                    ----------   ----------   ----------
                                    $4,686,000   $2,250,000   $5,000,000
                                    ==========   ==========   ==========



                                  June 30, 1995
 -------------------------------------------------------------------------------


                                     Current        Noncurrent       Notes
                                    Receivables     Receivables    Receivable
                                    -----------    -----------   -----------
Former Stockholders of the
Company ..........................  $    25,000    $   165,000          --
BGI ..............................      608,000           --     $ 4,416,000
Sunset Coin ......................      103,000           --            --
Becker Vending ...................       10,000           --            --
Becker Enterprises ...............        1,000           --            --
CQC ..............................      392,000           --       1,200,000
BGG:
    Charlie's Lakeside ...........       (7,000)          --            --
    Charlie's Bar ................        6,000           --            --
    Cantina Charlie's ............        9,000           --            --
    Cariba Charlie's .............       11,000         75,000          --
    Charlie's Saloon .............       12,000           --            --
    Charlie's Down Under .........       42,000           --            --
                                    -----------    -----------   -----------
Total ............................    1,212,000        240,000     5,616,000
Less:  Allowance for doubful
        collection of amounts
        due from CQC .............     (392,000)          --      (1,200,000)
                                    -----------    -----------   -----------
                                    $   820,000    $   240,000   $ 4,416,000
                                    ===========    ===========   ===========


                                     Management Fee             Subordinated
                                      and Accounts    Notes        Notes
                                         Payable     Payable      Payable
                                      ----------   ----------   ----------
Former Stockholders of the
Company ...........................   $    3,000         --     $5,000,000
BGI ...............................    3,287,000         --           --
Sunset Coin .......................         --     $2,250,000         --
Becker Vending ....................         --           --           --
Becker Enterprises ................         --           --           --
CQC ...............................         --           --           --
BGG:
    Charlie's Lakeside ............         --           --           --
    Charlie's Bar .................         --           --           --
    Cantina Charlie's .............         --           --           --
    Cariba Charlie's ..............         --           --           --
    Charlie's Saloon ..............         --           --           --
    Charlie's Down Under ..........         --           --           --

                                      ----------   ----------   ----------
Total .............................    3,290,000    2,250,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ..............         --           --           --
                                      ----------   ----------   ----------


                                      $3,290,000   $2,250,000   $5,000,000
                                      ==========   ==========   ==========

CHSC owns the land on which the Company's administrative offices are located and, prior to the Reorganization, CLC owned the land on which the Company's operations are located. Rent expense paid to CHSC and CLC and included in results of operations of the Company was $217,000, $191,000 and $343,000, for the years ended June 30, 1996, 1995 and 1994, respectively. The rental fees include the cost of insurance, taxes and common area maintenance on the land.

Receivables from BGG, stockholders of the Company and BGI bear interest at 8.0%, 4.5% and 6.0%, respectively. Interest income from related parties was $245,000, $168,000 and $64,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

In anticipation of the January 1, 1994 termination of the Company's S corporation election, on December 24, 1993, the Company distributed $5,000,000 to its stockholders, representing previously taxed, undistributed income. This distribution was immediately loaned back to the Company by the stockholders in the form of subordinated notes payable, which bear interest at an annual rate of 10%, payable monthly, with the entire principal amount due on January 1, 2001.

Interest expense incurred under related-party notes was $508,000, $507,000 and $266,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

In May, 1995, CQC borrowed $1,200,000 from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due May, 1996 with interest at the rate of 5.56%. Due to the current financial condition of CQC, management has determined that collectibility of the note, and of other advances of $301,000
(1995) and $692,000 (1996) made to CQC, is doubtful. Accordingly, provisions were made to fully reserve the advances and note payable and losses have been recorded in the accompanying financial statements as payments under guarantee obligations.

The Company has loaned to BGI an aggregate of approximately $4,416,000 to fund BGI's operating expenses from June 1994 through March 1995. The advances are interest bearing and have been classified as non-current based on Management's expectation for the timing of repayments from BGI. At June 30, 1996, the Company owed BGI approximately $4,682,000 in accrued management fees. Under the terms of the Indenture governing the AC Notes, these fees cannot be paid to BGI until a specified fixed charge coverage ratio is achieved.

Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995,
BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. These employees were originally employees of AC and were transferred to BGI in June 1994, when the Reorganization became effective. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of the BGI management fee to a net 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future.

Included in other revenues is income from management and accounting services performed by the Company for SC and BGG of $281,000 for the year ended June 30, 1994.

The Company's president operates a sole proprietorship under the name "Becker Vending" which places arcade, cigarette, music and other vending machines at Arizona Charlie's. The Company provides nominal collection and accounting services to Becker Vending in connection with these machines. The Company does not receive any rental fee or other payment from Becker Vending in connection with these agreements. Becker Vending retains all amounts deposited in its vending machines. Becker Vending also sells to the Company cigarettes, candy and similar items for resale in the Arizona Charlie's gift shop.

10.Contingencies:

The Company is subject to various litigation and claims which arise in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the disposition of all such pending litigation and claims will not have a material effect on the Company's results of operations, cash flows, or financial position.


11.    Defined Contributions Plan:

The Company has adopted a 401(k) Defined Contribution Plan (the "Plan") covering substantially all of its employees. Eligible employees may contribute up to 10% of their annual compensation to the Plan, up to certain limits prescribed by the Internal Revenue Service. The Company matches 25% of each eligible employee's contributions up to a maximum of 6% of their individual earnings. In addition, the Company contributes an amount equal to 2% of each participant's earnings. The Plan went into effect July 1, 1990.

The Company recorded charges for contributions of $495,000, $395,000 and $350,000 for the years ended June 30, 1996, 1995 and 1994, respectively.


12.  Fair Value of Financial Instruments:

The estimated fair value of the Company's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and notes payable approximate their respective fair values due to the short-term maturities and approximate market interest rates of these instruments.

Management is unable to determine a fair value for the outstanding $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 of Arizona Charlie's, Inc. (the "AC Notes") or the outstanding $20,000,000 principal amount ($17,526,000 carrying amount at June 30, 1996) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"), which are guaranteed by AC. It is not practicable to determine the fair value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of AC Notes and CQC Notes, as more fully discussed in Note 2.


                                   SCHEDULE II

                          CAPITOL QUEEN & CASINO, INC.

              VALUATION AND QUALIFYING ACCOUNTS For The Years Ended
                          June 30, 1996, 1995 And 1994

                                                               Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
- --------------------------------------  -----------   -----------   -----------

Allowance for doubtful accounts
 Year ended June 30, 1996 ............  $ 4,420,000   $      --     $ 2,574,000
                                        ===========   ===========   ===========

 Year ended June 30, 1995 ............  $ 1,181,000   $      --     $ 3,239,000
                                        ===========   ===========   ===========

 Year ended June 30, 1994 ............  $      --     $      --     $ 1,181,000
                                        ===========   ===========   ===========

                                                      Balance at
                                                      End of
                 Description            Deductions    Year
- --------------------------------------  -----------   --------
Allowance for doubtful accounts

 Year ended June 30, 1996 ............  $      --     $ 6,994,000
                                        ===========   ===========

 Year ended June 30, 1995 ............  $      --     $ 4,420,000
                                        ===========   ===========

 Year ended June 30, 1994 ............  $      --     $ 1,181,000
                                        ===========   ===========


                                   SCHEDULE II

                             ARIZONA CHARLIE'S, INC.

              VALUATION AND QUALIFYING ACCOUNTS For The Years Ended
                          June 30, 1996, 1995 And 1994

                                                                Additions
                                                          ----------------------
                                             Balance at  Charged to   Charged to
                                             Beginning   Costs and    Other
               Description                   of Year     Expenses     Accounts
               -----------                   -------     --------     --------
Allowance for doubtful accounts:
  Year ended June 30, 1996 ..............  $1,592,000   $  601,000   $     --
                                            ==========   ==========   ==========
  Year ended June 30, 1995 ..............  $     --     $1,592,000   $     --
                                            ==========   ==========   ==========

  Year ended June 30, 1994 ..............  $     --     $     --     $     --
                                            ==========   ==========   ==========



Deferred Tax Asset Valuation Allowance:
  Year ended June 30, 1996 ..............  $1,840,000   $     --     $1,482,000
                                            ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $  213,000   $     --     $1,627,000
                                            ==========   ==========   ==========

  Year ended June 30, 1994 ..............  $     --     $     --     $  213,000
                                            ==========   ==========   ==========


                                    EXHIBIT

 2.1 Agreement of Reorganization dated November 16, 1993, by and among Becker Gaming, Inc. ("BGI"), Arizona Charlie's, Inc. ("Arizona Charlie's"), Sunset
           Coin, Inc. ("Sunset Coin"), Becker Gaming Group, Inc. ("Becker Gaming Group"), Capitol Queen & Casino, Inc. ("Capitol Queen"), Charlie's Land Company ("CLC") , and each of Ernest A. Becker, III, Ernest A. Becker, IV, Barry W. Becker and Bruce F. Becker (collectively, the "Beckers").*

    3.1    Articles of Incorporation of Capitol Queen.*

    3.2    First Amended By-Laws of Capitol Queen.*

    3.3    Articles of Incorporation of Arizona Charlie's.*

    3.4    Amended and Restated By-Laws of Arizona Charlie's.*

    10.1   Purchase  Agreement  dated  November  15,  1993  among  BGI,  Arizona
           Charlie's, Capitol Queen, Sunset Coin and the purchasers named therein (the "Purchasers).*

    10.2 Indenture dated November 15, 1993 among Capitol Queen, as issuer, Arizona Charlie's, as guarantor, and IBJ Schroder Bank & Trust Company ("IBJ"), as trustee.*

    10.3 Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing dated November 15, 1993 by Capitol Queen, as grantor, to Charles W. Riley, as trustee, for the benefit of IBJ , as collateral agent.*

    10.4 Vessel Construction Agreement dated October 23, 1993 between Leevac Shipyards, Inc. and Capitol Queen, as amended by Amendment No. 1 to Vessel Construction
           Agreement dated November 15 and 17, 1993.*

    10.5   Form of First Preferred Ship Mortgage Securing an
           Indenture between Capitol Queen and IBJ.*

    10.6   Security Agreement dated November 15, 1993 between
           Capitol Queen and IBJ, as collateral agent.*

    10.7 Stock Pledge Agreement dated November 15, 1993 between Capitol Queen and IBJ, as collateral agent.*

    10.8 Collateral Agency Agreement dated November 15, 1993 among Capitol Queen and IBJ, as trustee and collateral agent.*

    10.9   Disbursement  and Escrow  Agreement  dated  November  15,  1993 among
           Capitol Queen and IBJ, as escrow agent, trustee and collateral agent.*

    10.10 Registration Rights Agreement dated November 15, 1993 among Capitol Queen, Arizona Charlie's and the
           Purchasers.*

    10.11 Form of Management Agreement to be entered into between BGI and each of Arizona Charlie's, Capitol Queen, Sunset Coin and Becker Gaming Group. Included at Exhibit I to Exhibit 2-1 hereof.*

    10.12 Form of Tax Allocation Agreement to be entered into between BGI and each of Arizona Charlie's, Sunset
           Coin, Becker Gaming Group and Capitol Queen. Included at Exhibit J to Exhibit 2-1 hereof.*

    10.13  Letter   Agreement  dated  September  10,  1993  among  BGI,  Arizona
           Charlie's, Capitol Queen and Ladenburg, Thalmann & Co., Inc., as placement agent.*

    10.14 Land Purchase Option Contract dated January 4, 1993 between Linda Ann and Harvey L. McCray and Vernon M. and Joyce G. Burkhalter, as seller, and R.Q. Enterprises, as buyer; and Wire Transfer Order and Closing Document dated July 26, 1993 between Arizona Charlie's and First Interstate Bank of Nevada.*

    10.15 Letter of Understanding dated January 26, 1993 between Jefftel, Inc. and JCR Hotel, Inc. and River
           Queen Enterprises, Inc. and Capitol Queen.*

    10.16 Purchase Agreement dated September 20, 1993 among BGI and Cathryn Simmons, Public Issue Management, Inc., Byron Neal Fox and Cynthia L. Pegner, Richard Moore, Byron Neal Fox, P.C., David Chernoff, Oscar B. Goodman, Eckley M. Keach, Ronald E. Partee and Carol Partee, and Fox & Partee.*

    10.17  Riverfront Development Agreement dated as of
           September 1, 1993 between Capitol Queen, the Company and Jefferson City, Missouri.*

    10.18 First Supplemental Indenture dated January 1, 1995 among Capitol Queen, as issurer, Arizona Charlie's, as guarantor, and IBJ, as trustee.

    10.19  Assets  Purchase   agreement  dated  April  10,  1995  between  Aerie
           Riverboat Casino of Missouri, Inc., as buyer, and Capitol Queen, as seller.

    10.20 Letter agreement dated December 5, 1994 among BGI and Cathryn Simmons, Public Issue Management, Inc., Byron Neal Fox and Cynthia L. Pegner, Richard Moore, Byron Neal Fox, P.C., David Chernoff, Oscar B. Goodman, Eckley M. Keach, Ronald E. Partee and Carol Partee, and Fox & Partee.*