Form 10-K/A
period 1996-06-30
CAPITOL QUEEN & CASINO INC
filed 1996-10-01
CIK 919566

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


        Signature                  Title
        ---------                  -----


/s/ Bruce F. Becker
-------------------
Bruce F. Becker                    President, Chief Executive Officer
                                   (Principal Executive Officer) and Sole
                                    Director


/s/ Jerry Griffis
-----------------                  Controller (Principal Financial and
Jerry Griffis                      Accounting Officer)


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

================================================================================
                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
================================================================================

                                                       Year Ended June 30,
                                                            --------
                                                    1996       1995       1994
                                                 --------   --------   --------
Cash flows from operating activities:
 Net income (loss) ............................  $ (4,559)  $ (4,936)  $  1,134
                                                 --------   --------   --------
 Adjustments  to  reconcile  net  income
   (loss) to net  provided  by (used by)
   operating activities:
  Provision for losses on related
   party receivables ..........................       601      1,592       --

  Depreciation and amortization ...............     3,491      3,373      2,222
  (Gain) loss on sale of equipment ............        11         (2)       (23)
(Increase) decrease in operating assets:
  Receivables .................................       185       (387)       408
  Inventories .................................        86       (108)        33
  Prepaid expenses ............................       241       (339)       433
  Deposits and other ..........................       (41)       (92)      --

Increase (decrease) in operating liabilities:
  Accounts payable, net of amounts
   for capital ................................         3       (144)       633
   expenditures
  Accrued expenses ............................       226        716        848
  Management fees due to Becker Gaming, Inc. ..     1,395      3,099        188
                                                 --------   --------   --------

    Total adjustments .........................     6,198      7,708      4,742
                                                 --------   --------   --------

    Net cash provided by operating activities .     1,639      2,772      5,876
                                                 --------   --------   --------

Cash flows from investing activities:
  Note receivable issued to CQC ...............      --       (1,200)      --

  Capital expenditures, net of amounts in
   accounts payable ...........................      (190)   (24,253)   (11,379)
  Increase in receivable from Becker Gaming,
   Inc ........................................    (2,065)    (4,154)      (300)

  Net (additions to) reductions in restricted
    cash equivalents ..........................      --       26,102    (26,112)

  Proceeds from assets sales ..................        15        104        269
  Deposits and other ..........................      --         --          342
                                                 --------   --------   --------

    Net cash used in investing activities .....    (2,240)    (3,401)   (37,180)
                                                 --------   --------   --------

Cash flows from financing activities:
  Proceeds from notes payable, net of
   financing costs ............................      --         --       51,105

  Proceeds from subordinated notes payable to .      --         --        5,000
   stockholders
  Proceeds from borrowing under notes payable .      --        2,250       --
  Principal payments on notes payable .........      (208)      (199)   (17,421)

Payments under capital lease obligations ......        (4)       (32)      (848)
  Distributions to former stockholders ........      --         --       (5,317)
  Payment of liability for Charlie's Land
   Company ....................................      --         --         (729)
                                                 --------   --------   --------

    Net cash provided by  (used in) financing
   activities .................................      (212)     2,019     31,790
                                                 --------   --------   --------
    Net increase (decrease) in cash and cash
   equivalents ................................      (813)     1,390        486

Cash and cash equivalents, beginning of
  the year ....................................     5,404      4,014      3,528
                                                 --------   --------   --------

Cash and cash equivalents, end of the year ....  $  4,591   $  5,404   $  4,014
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

Nature Of Operations
--------------------

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

Gaming Revenue
--------------

In accordance with industry practice, the Company recognizes as gaming revenue the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances
----------------------

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
                                       ======    ======    ======


Cash Equivalents And Concentration Of Credit Risk
-------------------------------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has cash on deposit with financial institutions in excess of federally insured amounts.

Inventories
-----------

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property And Equipment
----------------------

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

Financing Costs
---------------

Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

Preopening Expense
------------------

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

Federal Income Taxes
--------------------

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

Reclassifications
-----------------

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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


                                   SCHEDULE II

                          CAPITOL QUEEN & CASINO, INC.

              VALUATION AND QUALIFYING ACCOUNTS For The Years Ended
                          June 30, 1996, 1995 And 1994

                                                               Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
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
                                        ===========   ===========   ===========

                                                      Balance at
                                                      End of
                 Description            Deductions    Year
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