Form 10-Q
period 1996-09-30
CAPITOL QUEEN & CASINO INC
filed 1996-11-14
CIK 919566

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

                 For the quarterly period ended: September 30, 1996


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

                                             Outstanding at
Class of common stock                        October 31, 1996
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



PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                                                          Page

CAPITOL QUEEN & CASINO, INC.
Balance Sheets as of September 30, 1996 and June 30, 1996...................1
Statements of Loss Incurred During the Development Stage for the
     Three-Month Periods Ended September 30, 1996 and 1995, and
     for the period from January 20, 1993 (the date of inception)
     through September 30, 1996.............................................2
Statements of Cash Flows for the Three-month Periods Ended
     September 30, 1996 and 1995 and for the period from January 20,
     1993 (the date of inception) through September 30, 1996................3
Notes to Financial Statements...............................................4


ARIZONA CHARLIE'S, INC.
Balance Sheets as of September 30, 1996 and June 30, 1996 ..................7
Statements of Income and Retained Earnings (Deficit) for the
     Three-Month Periods Ended September 30, 1996 and 1995..................8
Statements of Cash Flows for the Three-month Periods Ended
     September 30, 1996 and 1995............................................9
Notes to Financial Statements..............................................10



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Capitol Queen & Casino, Inc................................................13
Arizona Charlie's, Inc.....................................................14


PART II.  OTHER INFORMATION

Item 1  Legal Proceedings..................................................19
Item 6  Exhibits and Reports on Form 8-K...................................21

SIGNATURES.................................................................22


================================================================================

                          CAPITOL QUEEN & CASINO, INC.

           (A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)



                                     ASSETS

                                                       September 30, June 30,
                                                               1996     1996
                                                             ------   ------
                                               (Unaudited)

Current assets:
   Restricted cash, in escrow account ....................   $   30   $   30
                                                             ------   ------
      Total current assets ...............................       30       30
                                                             ------   ------

Other assets:


  Assets held for sale ...................................    7,754    7,754

  Financing costs, net of accumulated
    amortization of $345 at September 30,
    1996 and $312 at June 30, 1996 .......................      572      605
  Deposits and other assets ..............................       60       60
                                                             ------   ------
      Total other assets .................................    8,386    8,419
                                                             ------   ------

      Total assets .......................................   $8,416   $8,449
                                                             ------   ------
                                                             ------   ------



                   LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)


                                                        September 30,  June 30,
                                                              1996        1996
                                                           --------    --------
                                                          (Unaudited)
Current liabilities:
  Advances from related parties .......................  $  1,079    $  1,006
  Accrued interest ....................................     3,392       2,775
   Notes payable to related parties ...................     1,200       1,200

  Long-term debt classified as current,
    net of unamortized original issue discount
    of $2,339 and $2,474, respectively ................    17,661      17,526
                                                         --------    --------
          Total liabilities ...........................    23,332      22,507
                                                         --------    --------

Commitments and contingencies

Stockholder's equity(deficit):
  Common stock, $1.00 par value, 1,000 shares
     authorized, 100 shares issued and outstanding ....      --          --
  Additional paid-in capital ..........................    12,732      12,732
  Deficit accumulated during development stage ........   (27,648)    (26,790)
                                                         --------    --------
      Total stockholder's equity (deficit) ............   (14,916)    (14,058)
                                                         --------    --------


      Total liabilities and stockholder's
          equity(deficit) .............................  $  8,416    $  8,449
                                                         --------    --------
                                                         --------    --------

The accompanying notes are an integral part of these financial statements.

================================================================================

                          CAPITOL QUEEN & CASINO, INC.

                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)



                                                                  For The Period
                                                                January 20, 1993
                                                                    (The Date Of
                                                                      Inception)
                                                Three Months Ended     Through
                                                September 30,      September 30,
                                                 1996        1995        1996
                                             --------    --------    --------


Revenues .................................         $-          $-          $-

Operating expenses:
  Amortization of financing and
    other costs ..........................         33          33       1,374
  Abandonment loss and write-downs
    of assets held for sale ..............       --          --        10,426
  Development costs ......................         73         165       1,784
                                             --------    --------    --------

      Total operating expenses ...........        106         198      13,584
                                             --------    --------    --------

Operating loss ...........................       (106)       (198)    (13,584)

Other income (expenses):
  Interest income ........................       --          --         1,265
  Interest expense .......................       (752)       (686)    (11,923)
  Interest capitalized ...................       --          --           683
                                             --------    --------    --------

Total other income (expense) .............       (752)       (686)     (9,975)
                                             --------    --------    --------

Net loss before extraordinary item
                                                 (858)       (884)    (23,559)

Extraordinary item:
   Loss on early retirement of
     debt(no income tax benefit available)       --          --        (4,089)
                                             --------    --------    --------

Net loss .................................   $   (858)   $   (884)   $(27,648)
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

                          CAPITOL QUEEN & CASINO, INC.
           ( A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)






                                                    Three Months Ended
                                                       September 30,
                                                     1996        1995
                                                  --------    --------

Cash flows from development stage activities:
  Net loss ....................................   $   (858)   $   (884)
  Adjustments to reconcile net loss
    to net cash provided by
    used in development stage activities:
    Amortization of financing and other costs .         33          33
    Amortization of original issue discount ...        135         134
    Abandonment losses and write-downs of
     assets held for sale .....................       --          --
    Extraordinary loss on retirement of debt ..       --          --
    Increase in accounts payable and accruals,
     net of amounts for capital expenditures ..        617         448

    Increase (decrease)  in advances
     from related  parties ....................         73         227
                                                  --------    --------
        Total adjustments .....................        858         842
                                                  --------    --------
        Net cash used in development stage
           activities .........................       --           (42)
                                                  --------    --------

Cash flows from investing activities:
  Capital expenditures, net of construction
      accounts payable ........................       --          --
  Decrease in deposits and other assets .......       --          --
  Capitalization of preopening costs ..........       --          --
  Development costs ...........................       --          --
  Net (additions to) reductions in ............
     restricted cash equivalents ..............       --          --
                                                  --------    --------
      Net cash provided by (used in)
          investing activities ................       --          --
                                                  --------    --------

Cash flows from financing activities:
  Principal payments on First Mortgage Note ...       --          --
  Proceeds from issuance of First
     Mortgage Notes, net of financing costs ...       --          --
  Proceeds from borrowings under notes payable
     to related parties .......................       --          --
  Equity contribution from Becker Gaming, Inc.
       relating to sale of warrants ...........       --          --
                                                  --------    --------
      Net cash provided by financing activities       --          --
                                                  --------    --------

      Net (decrease) increase in cash and cash
          equivalents .........................       --           (42)

Cash and cash equivalents, beginning of period        --            45
                                                  --------    --------

Cash and cash equivalents, end of period ......         $-    $      3
                                                  --------    --------
                                                  --------    --------

Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized ...         $-          $-
                                                  --------    --------
                                                  --------    --------
  Original issue discount that
     did not affect cash ......................         $-          $-
                                                  --------    --------
                                                  --------    --------
  Equity contribution by Becker Gaming
     that did not affect cash .................         $-          $-
                                                  --------    --------
                                                  --------    --------


                                                          For The Period
                                                         January 20, 1993
                                                           (The Date Of
                                                            Inception)
                                                             Through
                                                          September 30,
                                                             1996
                                                           --------

Cash flows from development stage activities:
  Net loss ....................................            $(27,648)
  Adjustments to reconcile net loss
    to net cash provided by
    used in development stage activities:
    Amortization of financing and other costs .               1,374
    Amortization of original issue discount ...               2,042
    Abandonment losses and write-downs of
     assets held for sale .....................              10,426
    Extraordinary loss on retirement of debt ..               4,089
    Increase in accounts payable and accruals,
     net of amounts for capital expenditures ..               3,404

    Increase (decrease)  in advances
     from related  parties ....................               1,067
                                                           --------
        Total adjustments .....................              22,402
                                                           --------
        Net cash used in development stage
           activities .........................              (5,246)
                                                           --------

Cash flows from investing activities:
  Capital expenditures, net of construction
      accounts payable ........................             (12,936)
  Decrease in deposits and other assets .......                 (60)
  Capitalization of preopening costs ..........                (340)
  Development costs ...........................                (553)
  Net (additions to) reductions in ............                  ..
     restricted cash equivalents ..............                 (31)
                                                           --------
      Net cash provided by (used in)
          investing activities ................             (13,920)
                                                           --------

Cash flows from financing activities:
  Principal payments on First Mortgage Note ...             (20,200)
  Proceeds from issuance of First
     Mortgage Notes, net of financing costs ...              30,666
  Proceeds from borrowings under notes payable
     to related parties .......................               1,200
  Equity contribution from Becker Gaming, Inc.
       relating to sale of warrants ...........               7,500
                                                           --------
      Net cash provided by financing activities              19,166
                                                           --------

      Net (decrease) increase in cash and cash
          equivalents .........................                --

Cash and cash equivalents, beginning of period                 --
                                                           --------

Cash and cash equivalents, end of period ......                  $-
                                                           --------
                                                           --------

Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized ...            $  5,807
                                                           --------
                                                           --------
  Original issue discount that
     did not affect cash ......................            $  7,500
                                                           --------
                                                           --------
  Equity contribution by Becker Gaming
     that did not affect cash .................            $  5,232
                                                           --------
                                                           --------

The accompanying notes are an integral part of these financial statements.
================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                        (A development stage company and
                a wholly owned subsidiary of Becker Gaming,Inc.)

                       NOTES TO THE FINANCIAL STATEMENTS
                                   ----------


1)   Basis of Presentation:

Capitol Queen & Casino, Inc. ("CQC" or the "Company") is wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1996.


2)    Missouri  Gaming License, Default Under  Indebtedness,
      Management's Plans, and  Going Concern:

CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company. Costs associated with the development of the project which had been deferred during the development stage were written off in the fourth quarter of the fiscal year ended June 30, 1994.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project, and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "CQC Notes"). As of January 1, 1995, the Indenture (the "CQC Indenture") governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remain outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and May 15, 1996, will not be able to make such payment on November 15, 1996. Arizona Charlie's, Inc. ("AC"), another wholly owned subsidiary of BGI and a guarantor of the CQC Notes, will not have funds available to advance on behalf of CQC on November 15, 1996. Further, AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes, particularly because AC is in default of covenants under the Indenture governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes").

As mentioned previously, CQC's obligations under the CQC Indenture was amended with the requisite consent of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20,000,000 principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The Company incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000.

The CQC Notes are not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the CQC Indenture. The Company has the option to redeem the CQC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI. consummates an initial public offering of its common stock, the Company may also redeem the CQC Notes, at a premium of 108%.

The CQC Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness.

CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC Notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of CQC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1996 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


3)   Assets Held For Sale:

At September 30, 1996, CQC had $7,754,000 of assets held for sale, consisting of land and riverboat assets which were written down to a carrying value based on management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.

================================================================================


                             ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                  BALANCE SHEET
                             (Dollars In Thousands)
                                   ----------


                                     ASSETS

                                                  September 30, June 30,
                                                       1996        1996
                                                   --------    --------
                                                    (Unaudited)
Current assets:

   Cash and cash equivalents .......................   $  5,426    $  4,591
   Restricted cash, in escrow  account .............         10          10
   Trade and other accounts receivable .............        304         473
   Receivable from related  parties ................      2,649       1,539
   Inventories .....................................        581         575
    Prepaid expenses ...............................        950       1,118
                                                       --------    --------
      Total current assets .........................      9,920       8,306
                                                       --------    --------


Property and equipment:

   Building and improvements .......................     37,488      37,488
   Furniture and  equipment ........................     22,679      22,575
   Land improvements ...............................      1,628       1,628
                                                       --------    --------
                                                         61,795      61,691
   Less, accumulated depreciation ..................    (16,937)    (16,218)
                                                       --------    --------

                                                         44,858      45,473
    Land ...........................................        208         208
                                                       --------    --------

        Net property and equipment .................     45,066      45,681
                                                       --------    --------



Other assets:

   Receivable from related
     party, noncurrent .............................        210         987
   Deposits and other ..............................        472         460
   Notes receivable from related party .............      4,416       4,416
   Financing costs, less
     accumulated amortization
     of $1,505 September 30, 1996 and $1,336
     June 30, 1996 .................................      2,368       2,507
                                                       --------    --------

        Total other assets .........................      7,466       8,370
                                                       --------    --------

        Total assets ...............................   $ 62,452    $ 62,357
                                                       ========    ========



                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                     September 30,  June 30,
                                                           1996        1996
                                                       --------    --------
                                                                     (Unaudited)
Current liabilities:

   Trade accounts payable ...........................   $  1,368    $  1,452
   Accounts payable to related parties ..............          1           4
   Accrued expenses .................................      5,649       3,323
   Management fees due Becker Gaming, Inc. ..........      4,851       4,682
   Notes payable ....................................         45         110
   Notes payable to related party ...................      2,250       2,250
   Current portion of obligations
     under capital leases ...........................         11          15
   Long-term debt classified as
     current due to default
     under covenants ................................     55,000      55,000
                                                        --------    --------


         Total current liabilities ..................     69,175      66,836



Subordinated notes payable to
   prior stockholders ...............................      5,000       5,000
Obligations under capital
   leases, less current portion .....................         22          22
                                                        --------    --------

         Total  liabilities .........................     74,197      71,858
                                                        --------    --------

Commitments and contingencies


Stockholder's equity  (deficit):
   Common stock, no par value,
       2,500 shares authorized, 1,000
       shares issued and outstanding ................        469         469

   Retained earnings  (deficit) .....................    (12,214)     (9,970)
                                                        --------    --------

         Total stockholder's equity (deficit) .......    (11,745)     (9,501)
                                                        --------    --------

         Total liabilities and
            stockholder's equity (deficit) ..........   $ 62,452    $ 62,357
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)


                                    Three Months Ended September 30,
                                             1996        1995
                                         --------    --------
Revenues:
  Gaming .............................   $ 12,229    $ 12,891
  Food and beverage ..................      3,501       3,033
  Hotel ..............................        761         722
  Gift shop ..........................        131         155
  Management fee-affiliates ..........        676        --
  Other ..............................        258         299
                                         --------    --------
      Gross revenues .................     17,556      17,100
Less, promotional allowances .........     (2,195)     (1,668)
                                         --------    --------
      Net revenues ...................     15,361      15,432
                                         --------    --------
Operating expenses:
  Gaming .............................      3,284       3,539
  Food and beverage ..................      4,297       3,835
  Hotel ..............................        479         398
  Gift shop ..........................        124         107
  Advertising and promotion ..........      1,287       1,176
  General and administrative .........      4,663       4,798
  Management fee - Becker Gaming, Inc.        845         857
  Rent expense paid to related party .         55          54
  Depreciation and amortization ......        858         886
                                         --------    --------
      Total operating expenses .......     15,892      15,650
                                         --------    --------
      Operating income (loss) ........       (531)       (218)
                                         --------    --------
Other income (expenses):
  Interest income ....................         68          69
  Interest expense ...................     (1,811)     (1,714)
  Other, net .........................         30          28
                                         --------    --------
      Total other income (expenses) ..     (1,713)     (1,617)
                                         --------    --------
      Loss before income taxes .......     (2,244)     (1,835)
                                         --------    --------
      Net loss .......................     (2,244)     (1,835)
Retained earnings(deficit),
     beginning of period .............     (9,970)     (5,411)
                                         --------    --------

Retained earnings(deficit),
     end of period ...................   $(12,214)   $ (7,246)
                                         ========    ========


The accompanying notes are an integral part of these financial statements.

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                           1996       1995
                                                        -------    -------
Cash flows from operating activities:
  Net loss ..........................................   ($2,244)   ($1,835)

Adjustments to  reconcile  net income
    (loss) to net cash  provided by
    operating activities:
    Provision for losses on related party receivables        73      1,149
    Depreciation and amortization ...................       858        886

(Increase) decrease in operating assets:
    Receivables .....................................       169     (1,358)
    Inventories .....................................        59         (6)
    Prepaid expenses ................................       168        193
    Deposits and other ..............................       (12)        15

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
    expenditures ....................................       (87)       995
    Management fees due to Becker Gaming, Inc. ......       169        857
    Accrued expenses ................................     2,326        320
                                                        -------    -------
      Total adjustments .............................     3,658      3,116
                                                        -------    -------
      Net cash provided by operating activities .....     1,414      1,281
                                                        -------    -------
Cash flows from investing activities:
    Capital expenditures, net of amounts in accounts
      payable .......................................      (104)       (74)
    Increase in related party receivables ...........      (406)      --
    Proceeds from assets sales ......................      --            2
                                                        -------    -------
      Net cash used in investing activities .........      (510)       (72)
                                                        -------    -------
Cash flows from financing activities:
    Principal payments on notes payable .............       (65)       (40)
    Payments under capital lease obligations ........        (4)        (2)
                                                        -------    -------
      Net cash used in financing activities .........       (69)       (42)
                                                        -------    -------

      Net increase (decrease) in cash and cash
          equivalents ...............................       835      1,167
Cash and cash equivalents, beginning of the period ..     4,591      5,404
                                                        -------    -------
Cash and cash equivalents, end of the period ........   $ 5,426    $ 6,571
                                                        =======    =======

Supplemental cash flow disclosures:
     Interest paid, net of amounts capitalized ......   $   129    $   129
                                                        =======    =======


The accompanying notes are an integral part of these financial statements.
================================================================================

                            ARIZONA CHARLIE'S, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                                   ----------

1)   Basis of Presentation:

      Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1996.

2)   Missouri  Gaming  License, Default Under  Indebtedness,
     Management's Plans, and Going Concern:

AC has guaranteed the payment of principal of and interest on the 12% First Mortgage Notes due November 15, 2000 (the "CQC" Notes") issued by Capitol Queen & Casino, Inc. ("CQC"). An aggregate of $20,000,000 in principal amount and $2,400,000 in accrued interest are outstanding on the CQC Notes at June 30, 1996. CQC was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, Management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management ultimately determined to abandon the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

CQC financed the Capitol Queen project through the issuance of $40,000,000 in principal amount of CQC Notes. As of January 1, 1995, the Indenture (the "CQC Indenture") governing the CQC Notes was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. The repurchase of $20,000,000 principal amount of CQC Notes (plus accrued and unpaid interest) was completed on January 17, 1995, with unexpended funds from the project escrow account, and an aggregate of $20,000,000 principal amount of the CQC Notes remain outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995 and May 15, 1996 and will not be able to make such payment on November 15, 1996. AC will not have funds available to advance on behalf of CQC on November 15, 1996. AC is restricted from selling assets under the covenants governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes") and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources to satisfy its guarantee obligation with respect to the CQC Notes.

As of September 30, 1996, AC is in default of certain debt covenants under the Indenture (the "AC Indenture") governing the AC Notes. These covenant violations include (i) a failure to meet a minimum fixed charge coverage ratio, as defined in the AC Indenture, and (ii) advances by AC to BGI in excess of amounts permitted under the AC Indenture. Such advances remain outstanding at September 30, 1996. In addition, beginning with the quarter ending December 31, 1995, AC has not met the minimum tangible net worth requirement, set forth in the AC Indenture. Under the terms of the AC Indenture, AC is required to offer to buy back $16,500,000 of the outstanding AC Notes at September 30, 1996 due to the failure to meet this covenant, and such amount shall increase by $5,500,000 each fiscal quarter so long as AC is in default of the covenant. AC has not made such offer and does not intend to do so while the discussions with the Bondholder
Committee described below are in process. As a result of these covenants defaults , the AC Notes have been classified as currently payable in the accompanying financial statements.

The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain assets sales, all as defined in the Indenture. The Company has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

In connection with its guarantee of the CQC Notes, the CQC Indenture imposes certain restrictive covenants on the Company, including minimum cash flow and net worth requirements and restrictions on additional borrowings and distributions of earnings.

CQC continues to market its riverboat assets to prospective buyers and management is continuing its discussions with an informal committee representing the holders of the AC Notes and CQC notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates the issuance of additional AC Notes to fulfill AC's guarantee obligation for remaining principal and accrued interest of the CQC Notes after applying sale proceeds. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1996 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.


================================================================================
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION


Capitol Queen & Casino, Inc.

    Analysis of Development Stage Activities for the period January 20, 1993
               (the date of inception) through September 30, 1996

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

      As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. At September 30, 1996, approximately $30,000 remained in the escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

      The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995 and May 15, 1996, and will not be able to make it's scheduled interest payment on November 15, 1996. Further, AC does not have available funds to advance on behalf of CQC. The management of AC and CQC are currently in discussions with an informal committee representing the holders of the AC Notes and CQC Notes regarding a proposed restructuring plan. However, an agreement has not yet been reached.

     During the period from inception through September 30, 1996, CQC had total operating expenses of $13,584,000 consisting primarily of an abandonment loss of $10,426,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. At June 30, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the 1996 fiscal year. Also included in operating expenses are amortization expense of $1,374,000 associated with debt issue costs and $1,784,000 of project development costs. For the same period, CQC incurred $11,923,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,265,000 for the period from inception to September 30, 1996.


Liquidity and Capital Resources

      For the period from inception through September 30, 1996, net cash used in development stage activities was $5,246,000. Cash flows used in investing activities for the period was $13,920,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At October 31, 1996, CQC had expended a total of approximately $21,500,000 on the development and construction of the Capitol Queen.

      CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and accrued interest thereon of $2,400,000 at September 30, 1996. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Moreover, CQC because it has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated, in which event they would become immediately due and payable in full. If the CQC Notes were to be accelerated, CQC would not be able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. CQC is not expected to engage in any activities after the sale of its assets, although it may continue to pursue legal relief with respect to the injury caused by the ruling of Missouri Gaming Commission. The cost of pursuing such relief is expected to be borne by Becker Gaming, Inc.


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



         Results of Operations for the three-months ended September 30,
                                 1996 and 1995

     Net revenues at AC decreased by $71,000, or 0.5%, from $15,432,000 to $15,361,000 for the three-month period ended September 30, 1996 compared to the three-month period ended September 30, 1995. In the same period to period comparison, operating expenses, including depreciation and amortization, increased by 1.6% to $15,892,000 from $15,650,000. This resulted in a increase in operating losses of $313,000 from a loss of $218,000 to a loss of $531,000 for the more recent period.

       Gaming revenues decreased 5.1% from $12,891,000 to $12,229,000. The largest portion of the decrease in gaming revenues is attributable to gaming machine revenues which decreased 4.2% from $10,931,000 to $10,472,000. The decrease reflects lesser play from slot patrons during the more recent period. Revenues from table games increased 3.9% from $1,169,000 to $1,215,000. The increase in table games revenues for the three-month period ended September 30, 1996 is primarily the result of marketing efforts to attract table games patrons utilizing select player events, including professional boxing and golfing tournaments. Reflecting reduced sports play from patrons, race and sports book revenues decreased by $120,000, or 16.9%, to $597,000 from $718,000 for the three-month period ended September 30, 1996 compared to the same period in 1995. Bingo revenues decreased by $116,000 for the three-month period ended September 30, 1996 when compared to the same period of the prior year due to higher than normal payouts combined with a decrease in play by patrons.

      Food and beverage revenues increased 15.4% to $3,501,000 from $3,033,000 for the three-month period ended September 30, 1996 compared to the same period of the prior year. The increase in revenues is primarily due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in the food and beverage departments are the result of casino promotion and marketing efforts to attract, reward and retain qualified patrons.

      Hotel revenues increased from $722,000 to $761,000 for the three-months ended September 30, 1996 compared to the same period in 1995. The increase of 5.4% in the 1996 period is primarily due to an increase in occupancy and average room rates of 91% and $40.40, respectively, compared to 85% and $36.92 in the 1995 period.

      Gift shop revenues decreased from $155,000 to $131,000 for the three-months ended September 30, 1996 compared to the same period in 1995. The decrease of 15.5% is primarily due to reducing the hours of operation in the 1996 period.

      Management fees from BGI were $676,000 for the three-month period ended September 30, 1996. Such fees were implemented on October 1, 1995 and are designed to recover expenses associated with the addition of approximately 40 employees in the accounting, payroll, personnel (and related departmental costs) and technical services departments and the transfer of certain executive personnel in March 1995 to AC from BGI. The management fee is also designed to recover other expenses transferred from BGI to AC, including the maintenance and other operating expenses associated with an airplane and two boats. Management fee revenue to AC from BGI is equal to 80% of the management fee expense to BGI. The management fee is not collected from BGI, but serves as a vehicle to offset the above described additional expenses and costs incurred by AC.

      Other revenues, which include receipts from entertainment cover charges, ATM commissions and revenues from PBX and banquets, decreased from $299,000 to $258,000 for the three- months ended September 30, 1996 compared to the same period in the prior year. The decrease of 13.7% is the primarily the result of decreases in entertainment cover charge revenues.

       Gaming expenses decreased by $255,000, or 7.2%, to $3,284,000 for the three-month period ended September 30, 1996 from $3,539,000 for the same period of the prior year reflecting a reduction in staffing levels for the table games department and lower gaming tax and license fees associated with the decrease in gaming revenues.

     Food & beverage expenses increased by $462,000, or 12.0%, to $4,297,000 for the three-month period ended September 30, 1996 from $3,835,000 for the same period of the prior year, due primarily to an increase in food cost of $164,000, an increase in beverage cost of $41,000 and an increase in salaries and wages in the Food Department of $112,000, all associated with the increase in food and beverage revenues during the 1996 quarter.

      Hotel expenses increased by $81,000, or 20.4%, to $479,000 for the three-month period ended September 30, 1996 from $398,000 for the same period of the prior year. The increase is primarily due to the expense of refurbishing the older hotel rooms and normal wage and salary increases.

      General and administrative expenses decreased by $135,000, or 2.8%, to $4,663,000 for the three-month period ended September 30, 1996 from $4,798,000 for the same period of the prior year. The decrease is primarily the result of a reduction in staffing in the security, purchasing, entertainment, porters and aviation departments. The decrease is also due to a reduction in expenses associated with the operation of a jet airplane which was sold in July 1996.

     Advertising and promotion expenses increased by $111,000, or 9.4% to $1,287,000 for the three-month period ended September 30, 1996 from $1,176,000 for the same period of the prior year. Management believes that these increased levels of promotional expenditures are necessary to attract and maintain the desired customer levels, to promote the entertainment events, and support the other existing facilities throughout the property. Management believes that frequent promotions are necessary to compete with the newer hotel/casinos that are located close to AC.

     Depreciation and amortization decreased by $28,000, or 3.2%, to $858,000 for the three-month period ended September 30, 1996 from $886,000 for the same period in prior year, as a result of decreased depreciation expenses associated with older assets.

      Gift shop expenses increased by $17,000, or 15.9%, to $124,000 for the three-month period ended September 30, 1996 compared to $107,000 for the same period reflecting increases in wholesale item costs associated with the gift shop operation.

      Management fees to BGI decreased by $12,000, or 1.4%, to $845,000 for the three-month period ended September 30, 1996 from $857,000 for the same period in the prior year. Management fees are determined based on the gross revenues of AC. As such, decreased gross revenues bring about lower management fees. Since inception of the management fees agreement, management fees payable to BGI have been and continue to be accrued by AC, and may not be paid under the Indenture governing the AC Notes until such time that AC meets a specified fixed charged coverage ratio.

      Other expense (net of other income) amounted to $1,713,000 for the three-month period ended September 30, 1996 compared to $1,617,000 for the same period in the prior year. The increase in expense of $96,000, or 5.9%, reflects an adjustment to correct the calculation of interest associated with the AC notes


Income Taxes

     As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $11,250,000. Management anticipates that AC will generate taxable income and that its effective federal income tax rate will approximate the statutory rate of 34%, prior to consideration of the benefit from the net operating losses, which may be utilized to offset taxable income.


Liquidity and Capital Resources

      At September 30, 1996, AC had a working capital deficit of $59,255,000 compared to a working capital deficit of $58,530,000 at June 30, 1996. The decrease in working capital in the amount of $725,000 was caused primarily by increased accruals on the AC Notes and accrued management fees payable to BGI.

      For the three-month period ended September 30, 1996, cash provided by operating activities increased approximately $133,000, or 10.4%, to $1,414,000 from $1,281,000 for the same period in 1995. The increase in the 1996 period is primarily attributable to a net increase in operating assets of $1,410,000, and an increase in operating liabilities of $236,000 partially offset by a decrease in net income of $409,000, a decrease in the provision for losses on related party receivables of $1,076,000 and a decrease in depreciation and amortization of $28,000.

      For the three-month period ended September 30, 1996, net cash used in investing activities decreased to $510,000 for the three-month period ended September 30, 1996 compared with $72,000 for the same period in 1995. The decrease of $438,000 was caused primarily by a $406,000 decrease in related party receivable and a decrease in capital expenditures of $30,000.

      Cash flows used in financing activities for the three-month period ended September 30, 1996 was $69,000, reflecting payments on notes payable and capital leases. For the three-month period ended September 30, 1995, cash flows used in financing activities was $42,000.

      AC's long-term obligations, approximately $5,022,000 at September 30, 1996, consist of the stockholder notes and capitalized equipment leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes. Further, AC is expected to have annual capital expenditure requirements of approximately $600,000.

      AC is currently in technical default under the Indenture governing the AC Notes because it has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to BGI in excess of the amounts permitted to be so advanced under the Indenture. As a result of such defaults, the holders of 25% or more in principal amount of the Notes may cause the AC Notes to be accelerated, in which event they would become immediately due and payable in full. AC does not have and is not expected to have the resources to pay the AC Notes if they are accelerated.

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


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

      BGI, CQC, and the Nevada Operating Companies are parties to various lawsuits relating to routine matters incidental to their respective businesses, in addition to the litigation discussed below. Based on the amounts and issues believed to be in controversy and management's evaluation of the merits of the claims after consultation with counsel, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the results of operations or financial condition of BGI, CQC, or the Nevada Operating Companies.

      On October 31, 1994, CQC and BGI petitioned the Cole County Circuit Court in Jefferson City, Missouri, for a writ of mandamus with respect to the ruling of the Missouri Gaming Commission. In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Missouri Gaming Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within thirty days why the preliminary writ should not be made permanent.

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

      On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Missouri statutes did not prohibit the Commission from denying a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. The Missouri Supreme Court declined to review the decision. However, the Court of Appeals' ruling had no immediate consequences for two reasons. First, a Missouri Circuit Court in a separate action (discussed below) voided the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. Second, after the decision in the open meeting law case, CQC notified the Commission that it was withdrawing its application.

      On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, alleging, among other things, that CQC is not entitled to an administrative hearing because CQC had not been investigated. On December 22, because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, but the Commission has not responded to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. To date, the Commission has not acted on this request. Hearing dates have been vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely. Because of the withdrawal of CQC's application, the administrative proceeding is moot.

      On March 23, 1995, the Missouri Attorney General filed misdemeanor charges against CQC and Bruce Becker alleging they knowingly made false statements on CQC's gaming license application. CQC and Mr. Becker vehemently denied the charges and launched a vigorous defense. On July 25, 1995, the Circuit Court for St. Louis County, Missouri, dismissed the charges, ruling that they did not state an offense, that the Attorney General lacked authority to bring them, and that they were filed after the statute of limitations had expired. On July 28, 1995, the Attorney General filed an appeal in the Missouri Court of Appeals for the Eastern District. CQC's and Bruce Becker's motions to dismiss the appeals as untimely filed were summarily denied on August 14, 1995. On April 16, 1996, in a 2-1 decision, a panel of the Missouri Court of Appeals reversed the Circuit Court's dismissal. The Missouri Supreme Court has exercised its discretion to review the case and has scheduled argument for November 19, 1996. These charges are not expected to have a material adverse effect on BGI or CQC.

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



Item 6.  Exhibits and Reports on Form 8-K

     No exhibits are included herein:

      The Company did not file any reports on from 8-K during the Three Months ended September 30, 1996.

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





Date:    November 14, 1996                   /S/ Bruce F. Becker
         ----------------                   -------------------
                                            Bruce F. Becker
                                            President, Chief Executive
                                            Officer(Principal Executive Officer)
                                            and Sole Director





Date:    November 14, 1996                   /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Controller(Principal Financial and
                                            Accounting Officer)