Form 10-K
period 1997-06-30
CAPITOL QUEEN & CASINO INC
filed 1997-09-26
CIK 919566

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

                     For the Fiscal Year ended June 30, 1997

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

       The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 15, 1997 was $0. The
        number of shares of the Registrant's Common Stock outstanding as of September 15, 1997 was 100.

                       DOCUMENTS INCORPORATED BY REFERENCE
             Specified exhibits listed in Part IV of this report are
                            incorporated by reference
         to the Registrant's Statement on Form S-4 (33-75806) previously filed.
================================================================================


      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward- looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, debt service (including sensitivity to fluctuations in interest rates), domestic economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


Item 1.    Business

      Capitol Queen & Casino, Inc. ("CQC" or the "Company"), a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"), was formed to develop, construct, own and operate the Capitol Queen riverboat casino in Jefferson City, Missouri, where it was granted a three-year exclusive franchise by the city pursuant to a Riverfront Development Agreement dated as of September 1, 1992 (the "Development Agreement"), subject to state licensing to operate a gaming facility. CQC commenced development and construction work on the Capitol Queen in November 1993. Such work was suspended in August and September 1994 for the reasons discussed below. CQC's riverboat, the construction of which was completed, is being stored by the builder. Funding for the Capitol Queen project had been raised in November 1993 through the sale of the CQC Notes and the concurrent sale of common stock purchase warrants by the Company, which contributed the net proceeds therefrom to CQC.

      On September 28, 1994, the Missouri Gaming Commission (the "Commission") denied, without investigative review, CQC's application for a gaming license and prohibited CQC from reapplying for a license for two years. The Commission's ruling was based on a finding that CQC failed to disclose material and substantive information on its gaming license application relating to a Purchase Agreement dated September 20, 1993, pursuant to which BGI agreed to issue promissory notes aggregating $5,925,000 in principal amount to various people in Missouri in consideration for development services provided by them in connection with the Capitol Queen project. The Purchase Agreement was rescinded by the parties in early 1995.

      CQC believes its Missouri application was complete and accurate. Moreover, CQC fully disclosed the existence and terms of the Purchase Agreement, as well as the services rendered by the persons to be compensated, in post-application filings and communications with the Missouri Gaming Commission's staff. CQC also disclosed these matters to the Nevada gaming authorities, who investigated and conducted public hearings on these and other issues relating to applications for licenses and approvals, all of which were unanimously granted to the Company in May 1994. The Nevada gaming authorities most recently reexamined the issue in connection with Becker Gaming Group and Innerout, Inc.'s applications for licenses at Charlie's Bar Down Under, which were unanimously granted in March 1995. In addition, in anticipation of the pursuit of a possible gaming development, the executive officers of the Company applied to the Mississippi Gaming Commission for preliminary findings of suitability and were subsequently found suitable by the Commission to engage in such activities in Mississippi. CQC's then audited financial statements and public documents filed with the Securities and Exchange Commission, all of which were submitted to the Missouri Gaming Commission, also made these disclosures. Management believes that, based on the foregoing, the Commission's ruling was and remains without basis. Accordingly, CQC challenged the ruling through administrative and judicial channels, which challenges have been largely successful. See "Item 3. - Legal Proceedings".

       Notwithstanding its efforts to seek redress of the Commission's ruling, in December 1994, CQC, with the approval of the holders of the CQC Notes, adopted a two-step plan (the "Repayment Plan") to repay the CQC Notes and any accrued and unpaid interest thereon. The first step, effected in January 1995, involved the repurchase of $20,000,000 principal amount of the CQC Notes and the payment of accrued and unpaid interest thereon with proceeds then remaining in the Capitol Queen project escrow account. The second step of the Repayment Plan, not yet effected, required CQC, by March 31, 1995, to sell its riverboat, land site and other project assets and to use the net proceeds realized upon the sale of such assets to offer to repurchase additional CQC Notes.

     CQC has actively marketed its riverboat and other assets for sale and continues to do so, although such efforts have to date been unsuccessful in a market that is deemed to be quite limited for vessels of the size and configuration of that of the Capitol Queen. The failure of CQC to effect the second step of the Repayment Plan has resulted in the Trustee under the Indenture issuing a notice of acceleration of the debt and a demand for immediate payment of the debt and accrued interest. Under the CQC Indenture, the holders of 25% or more in principal amount of the CQC Notes may cause the CQC Notes to be accelerated and declared to become immediately due and payable in full. An aggregate of $20,000,000 principal amount of CQC Notes are outstanding.

      On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Because CQC's Development Agreement with Jefferson City was entered into pursuant to the earlier ordinance permitting riverboat gambling, the Company believes that as a matter of law the 1995 election did not affect the validity of the Development Agreement. To avoid the cost and uncertainty of litigation, however, CQC and Jefferson City in June 1996 entered into an agreement pursuant to which the Development Agreement was rescinded and Jefferson City refunded $300,000 of the $400,000 CQC had paid to the City pursuant to the Agreement.

Claims by Trustee

      Arizona Charlie's, Inc ("AC") currently has outstanding $55,000,000 of 12% First Mortgages Notes due 2000. Sunset Coin, Inc., ("SC") has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). CQC currently has outstanding $20,000,000 of 12% First Mortgage Notes due 2000. AC has issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty"). The amount and extent of AC's guaranty of the CQC Notes is in dispute due to certain provisions of the Indenture under which the CQC Notes were issued, as well as certain provisions of State and/or Federal Law that may be applicable in or with respect to financial restructuring. It is AC's position that, based on advice from legal counsel, its limited guaranty does not create a material liability on its part for the payment of the obligations under the CQC Notes.

      IBJ Schroder Bank & Trust Company, as Trustee under the Indentures under which such Notes are outstanding, has declared the AC Notes and the CQC Notes to be in default and has declared all such Notes to be immediately due and payable. The Trustee has also notified AC that the purported obligations of AC under its guaranty have been accelerated and has declared the obligations of AC thereunder to be due. Management of AC and CQC and the holders of the Notes are discussing possible financial restructuring of the AC and CQC obligations, but no such restructuring has yet been agreed to. The Trustee has taken no further action to enforce the Notes or the purported guaranties thereof or to foreclose on any assets of AC or CQC. No assurance can be given, however, that the Trustee will not do so.


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


Item 3.    Legal Proceedings

      The Company is a party to various lawsuits relating to routine matters incidental to their respective businesses, in addition to the litigation discussed below. Based on the amounts and issues believed to be in controversy and management's evaluation of the merits of the claims after consultation with counsel, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the results of operations, cash flows, or financial condition of BGI, CQC, or the Nevada Operating Companies.


     On October 31, 1994, CQC and BGI petitioned the Cole County, Missouri Circuit Court in Jefferson City for a writ of mandamus with respect to the ruling of the Missouri Gaming Commission (the "Commission"). In response to the petition, the Circuit Court issued an order declaring that by denying CQC's application for a riverboat gaming license without first conducting an investigation and by deliberating in a closed session, the Commission had violated Missouri gaming and open meeting laws. The Circuit Court issued a preliminary writ of mandamus declaring the Commission's decision void and ordering the Commission to immediately commence a full investigation and thereafter to act on CQC's application. The Circuit Court ordered the Commission to show cause within 30 days why the preliminary writ should not be made permanent.

      In response to the Circuit Court's order to show cause, the Commission filed two actions, both unsuccessful, in the Missouri Court of Appeals for the Western District. On November 16, 1994, the Commission petitioned the Court of Appeals for a writ of prohibition against the Circuit Court, contending, among other things, that CQC was not entitled to judicial relief because it had not exhausted its administrative remedy of an evidentiary hearing before the Commission. The Court of Appeals initially issued a preliminary writ of prohibition staying further proceedings in the Circuit Court. However, in an opinion issued on April 18, 1995, the Court of Appeals concluded that its preliminary writ of prohibition had been improvidently granted, quashed the preliminary writ, and denied the Commission's request for a permanent writ, relegating the Commission to its remedies in the Circuit Court. On December 13, 1994, the Commission also filed an appeal of the Circuit Court's order to show cause. On December 23, 1994 CQC moved to dismiss the appeal on the ground that the preliminary writ of mandamus was not a final order and therefore was not appealable. On January 5, 1995, the Court of Appeals granted CQC's motion and dismissed the appeal.

      On June 26, 1995, the Circuit Court issued a peremptory (permanent) writ of mandamus similar to the preliminary writ, declaring the Commission's order void and ordering the Commission to proceed with an investigation of CQC's application "with all deliberate speed." On July 21, 1995, the Commission appealed the Circuit Court's decision to the Missouri Court of Appeals for the Western District, and on April 30, 1996, a three-judge panel of that Court ruled that mandamus was not the proper vehicle for challenging the Commission's decision. The Court of Appeals ruled that CQC may obtain judicial review only after an administrative proceeding. The Court of Appeals also ruled that the Missouri statutes did not prohibit the Commission from denying a license without conducting an investigation, and that the claim that the Commission broke its promise not to deny a license without first investigating should be raised in a breach of contract action, not a mandamus petition. The Court of Appeals did not address the merits; that is, it did not decide whether the Commission acted arbitrarily or whether its decision was justified or a breach of its promises. While CQC then asked the Missouri Supreme Court to review the Circuit Court's decision, its ruling had immediate consequences for two reasons. First, a Missouri Circuit Court in a separate action (discussed below) voided the Commission's decision for the independent reason that it was made in violation of Missouri's open meeting law. Second, after the decision in the open meeting law case, CQC notified the Commission that it was withdrawing its application.

      On November 1, 1994, concurrent with its efforts to obtain judicial relief, CQC (with BGI as a co-party) requested an administrative hearing pursuant to the Missouri gaming statutes, under which a denied applicant may request an evidentiary hearing before a Commission appointed hearing officer. The hearing officer's decision is subject to review by the Commission, and the Commission's decision is in turn subject to judicial review. The Commission filed an answer on November 29, 1994 alleging, among other things, that CQC was not entitled to an administrative hearing because CQC had not been investigated. On December 22, 1994 because the Commission had not appointed a hearing officer or otherwise responded to CQC's request for a hearing, CQC moved the Commission to appoint a hearing officer and establish a procedural schedule. The Commission did not respond to this motion. However, in March 1995, CQC's counsel was notified by a member of the Commission's staff that he had been appointed hearing officer in the case. Because this person appears to have participated in the staff's recommendation that CQC's license be denied, CQC moved on March 31, 1995 for the appointment of an impartial, independent hearing officer. The Commission's attorney filed a response in opposition to this motion on April 12, 1995 but the Commission failed to respond to it. Instead, on August 10, 1995, the hearing officer issued an order proclaiming his ability to proceed impartially and purporting to deny the motion. On April 30, 1996, the hearing officer reversed himself, recused himself, and asked the Commission to appoint another hearing officer. The Commission never acted on this request. Hearing dates were vacated by stipulation, and, after the Circuit Court's orders voiding the Commission's decision appeared to make the administrative proceeding premature, the hearing was postponed indefinitely. The withdrawal of CQC's application rendered the administrative hearing moot.

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

      By letters dated July 3, 1997 and July 17, 1997, IBJ Schroder Bank & Trust Company, the trustee on the CQC Indenture dated as of November 15, 1993, declared all of the Securities (as defined in the Indenture) to be immediately due and payable, together with all accrued and unpaid interest thereon. Subsequent letters from IBJ Schroder Bank & Trust Company, dated September 5, 1997, provided notices of defaults by CQC and AC under their respective Indentures and also served Notice of Acceleration on AC with respect to its Securities and its Limited Guaranty of the CQC debt. AC has 30 days from the date of the Notice within which to correct such defaults cited in the notice. No assurance is given that AC will be able to correct such defaults. CQC and AC have retained counsel to assist them in dealing with the Bondholders and on July 16, 1997, a proposal for the financial restructuring of the CQC and AC indebtedness was presented to the Bondholders through the Trustee and Counsel to one of the major Bondholders. The Bondholders have orally responded to such offer as of September 10, 1997 and the company is currently evaluating such responses and the possible actions to be taken by AC and CQC as a result of that response. No further action by the Trustee has been taken to foreclose on the assets of CQC or to collect on any claims against any purported guarantees of the CQC debt issued by AC.




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


Item 6.   Selected Financial Data


================================================================================
                          Capitol Queen & Casino, Inc.
                              Years Ended June 30,
                  (amounts in thousands, except per share data)

================================================================================
                                                               1997         1996
                                                              ----         ----

Income Statement Data:
     Operating revenues ..............................    $   --       $   --

     Operating loss ..................................        (413)      (4,996)
     Net loss before extraordinary item ..............      (3,807)      (7,785)
     Extraordinary item-loss early retirement
         of debt (1) .................................        --           --
     Net loss ........................................      (3,807)      (7,785)
     Net loss per share before extraordinary item ....     (38,070)     (77,850)
     Extraordinary item-loss on early
         retirement of debt ..........................        --           --
     Net loss per share (2) ..........................     (38,070)     (77,850)

Other Data:
     Interest expenses, net of amounts capitalized ...       3,395        2,789
     Capital expenditures ............................        --           --



Balances Sheet Data:
     Unrestricted cash and cash equivalents ..........    $   --       $   --

     Cash in restricted escrow account ...............          31           30
     Total assets ....................................       8,257        8,449
     Long-term obligations (3) .......................        --           --
     Stockholders' equity (deficit) (4) ..............     (17,865)     (14,058)


                                                               1995         1994
                                                              ----         ----

Income Statement Data:
     Operating revenues ..............................    $   --       $   --

     Operating loss ..................................      (1,388)      (7,094)
     Net loss before extraordinary item ..............      (5,386)      (9,530)
     Extraordinary item-loss early retirement
         of debt (1) .................................      (4,089)        --
     Net loss ........................................      (9,475)      (9,530)
     Net loss per share before extraordinary item ....     (53,860)     (95,300)
     Extraordinary item-loss on early
         retirement of debt ..........................     (40,890)        --
     Net loss per share (2) ..........................     (94,750)     (95,300)

Other Data:
     Interest expenses, net of amounts capitalized ...       4,608        3,091
     Capital expenditures ............................       1,724       11,212



Balances Sheet Data:
     Unrestricted cash and cash equivalents ..........    $     45     $     33

     Cash in restricted escrow account ...............          30       24,929
     Total assets ....................................      12,986       37,412
     Long-term obligations (3) .......................        --           --
     Stockholders' equity (deficit) (4) ..............      (6,273)       3,202

----------

(1) During 1995, CQC retired $20,000 principal amount of the CQC notes at 101% of such principal amount plus accrued and unpaid interest. CQC incurred an extraordinary loss of approximately $4,089, reflecting the premium paid to retire the debt of $200 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889. No tax benefit was available or recognized.
(2) The number of shares used in the computation of loss per share of common stock was 100 for each of the four years in the period ended June 30, 1997. Common stock of 1,000 shares were authorized at a $1.00 par value, but 100 shares were issued and outstanding.
(3)  At June 30, 1997,  1996 and 1995 and 1994,  $17,908,  $17,526,  $17,118 and
     $33,164 respectively of CQC notes (net of unamortized original issue discount of $2,092, $2,474, $2,882 and $6,836, respectively) was classified as current due to CQC's default of the Indenture governing the CQC Notes.
(4)   The ability of CQC to pay dividends is restricted under the CQC Indenture.


================================================================================
                 Arizona Charlie's, Inc. Selected Financial Data
                              Years Ended June 30,
                  (amounts in thousands, except per share data)
================================================================================
                                                 1997         1996         1995
                                             --------     --------     --------

Income Statement Data:
  Operating revenues ....................    $ 58,084     $ 63,301    $ 57,082
  Operating income (loss)................        (341)       2,199       1,058
  Net income (loss) .....................      (7,145)      (4,559)     (4,936)
  Net income (loss) per share (1) .......      (7,145)      (4,559)     (4,936)

Other Data:
  Interest expense, net of amounts
   capitalized ..........................       7,275        7,095       6,574
  Capital expenditures ..................         501          190      24,253
  Distributions to stockholders (2) .....        --           --          --


Balance Sheet Data:
  Unrestricted cash and cash
   equivalents ..........................    $  5,481     $  4,591    $  5,404
  Cash in escrow account restricted
   for construction .....................          10           10          10
  Total assets ..........................      61,957       62,357      65,273
  Long-term obligations (3)
      Long-term debt (4) (5) ............       6,284        5,000      60,000
      Capitalized lease obligation ......          29           22           4
  Stockholder's equity (deficit) ........     (16,646)      (9,501)     (4,942)

                                                             1994          1993
                                                           -------       -------
Income Statement Data:
  Operating revenues ...............................       $ 46,447     $45,880
  Operating income (loss)...........................          5,105       6,032
  Net income (loss) ................................          1,134       4,585
  Net income (loss) per share (1) ..................          1,134       4,585

Other Data:
  Interest expense, net of amounts
   capitalized .....................................          4,763       1,440
  Capital expenditures .............................         11,379       1,067
  Distributions to stockholders (2) ................          5,317       2,140



Balance Sheet Data:
  Unrestricted cash and cash equivalents ...........       $  4,014     $ 3,528
  Cash in escrow account restricted for
   construction ....................................          3,613        --
  Total assets .....................................         67,915      27,184
  Long-term obligations (3)
   Long-term debt (4) (5) ..........................         60,000        --
   Capitalized lease obligation ....................              1         778
  Stockholder's equity (deficit) ...................             (6)      5,953

----------

(1) The number of shares used in the computation of earnings (loss) per share of common stock was 1,000 for each of the five years in the period ended June 30, 1997. A total of 2,500 shares of common stock are authorized at no par value, 1,000 shares of which are issued and outstanding.
(2) Because AC elected to be treated as an S corporation for the most of 1994, and all of fiscal 1993, a substantial portion of its income in past years was distributed to its stockholders. In December 1993, AC distributed $5,000 of previously taxed retained earnings to its stockholders. This amount was loaned back to AC in exchange for stockholder notes. Effective January 1, 1994, AC terminated its S corporation tax status. The ability of AC to pay dividends is restricted by the Indenture governing its 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General
(3) Includes subordinated notes to stockholders, non-current obligations under capital leases, and excludes current maturities. At June 30, 1993, approximately $16,900 of bank debt was classified as current, as it was due and payable. See Management's Discussion and Analysis of Financial Condition and Results of Operations_Arizona Charlie's, Inc._General and "Notes to Financial Statements__Arizona Charlie's, Inc._ Long Term Debt."
(4) At June 30, 1996 and June 30, 1997 $55,000 of AC Notes was classified as current due to certain defaults of the AC Indenture. See Notes 2 and 6 of AC's Notes to Financial Statements.
(5) At June 30, 1993, approximately $16,900 of bank debt of AC was classified as current as it was due and payable. Such amount was paid off from a portion of the proceeds from the sale of the AC Notes in November, 1993.

================================================================================



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

      As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. CQC incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. At June 30, 1997, approximately $31,000 remained in the escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

      The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996, November 15, 1996 and May 15, 1997. Further, AC does not have available funds to advance on behalf of CQC. See "Item 1. Business
- Capitol Queen & Casino, Inc. - Claims by Trustee".

      During the period from inception through June 30, 1997, CQC had total operating expenses of $13,891,000 consisting primarily of an abandonment loss of $6,034,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. Also, at March, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an additional abandonment loss of $4,392,000 in the 1996 fiscal year. Also included in operating expenses are amortization expense of $1,474,000 associated with debt issue costs and $1,991,000 of project development costs. For the same period, CQC incurred $14,566,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,266,000 for the period from inception to June 30, 1997.


Liquidity and Capital Resources

      For the period from inception through June 30, 1997, net cash used in development stage activities was $5,245,000. Cash flows used in investing activities for the period was $13,921,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At June 30, 1997, CQC had expended a total of approximately $21,680,000 on the development and construction of the Capitol Queen project including on-going maintenance and insurance costs.

      CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and past due interest thereon of $5,646,000 at June 30, 1997, which includes amounts accrued on unpaid interest. There can be no assurance that CQC, will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Additionally, on July 3, 1997 CQC received a notice of acceleration from the trustee of the CQC Notes. Moreover, CQC, because it has not paid certain interest due on its Notes and has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result of the above items the CQC Notes have been classified as a current liability as of June 30, 1997 and 1996. See "Item 1. Business - Capitol Queen & Casino, Inc. Claims by Trustee".


Arizona Charlie's, Inc.
-----------------------

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

                                            Years Ended June 30,
                                         1997      1996      1995
                                         ----      ----      ----

           Hotel .........             $  349    $  261    $  164
           Food & Beverage              4,094     3,824     2,260
                                        -----     -----     -----
                                       $4,443    $4,085    $2,424
                                       ======    ======    ======


      On November 18, 1993, AC issued $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"), which resulted in net proceeds of approximately $51,100,000. The AC Notes are currently in default. See "Item 1. Business - Capitol Queen & Casino, Inc. - Claims by Trustee". A portion of the net proceeds was used to retire approximately $16,900,000 in bank debt plus accrued interest of $500,000. The balance of approximately $33,700,000 was initially deposited into a restricted escrow account and subsequently was used to fund the expansion and enhancement of Arizona Charlie's (the "Expansion") through the addition of new casino space, hotel rooms, specialty restaurants and banquet/meeting room facilities, and the expansion of existing restaurants, entertainment and other facilities. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Long-Term Debt." AC commenced construction of the Expansion in January 1994. The Expansion was completed in February 1995 at an under-budget cost of approximately $35,632,000.

      Concurrent with the private placement of the AC Notes, Capitol Queen & Casino, Inc., a sister company, issued $40,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000, $20,000,000 in principal of which currently remain outstanding (the "CQC Notes"). AC has issued a limited guaranty in respect to the payment of all principal of and interest on the CQC Notes, the amount and extent of which are currently in dispute. See "Item 1. Business - Capitol Queen & Casino, Inc. - Claims by Trustee". CQC currently does not have any means to pay amounts owing on the CQC Notes which are in default. See "Liquidity and Capital Resources". AC, which now operates as a "C" corporation, was operated as an "S" corporation through December 31, 1993. See "Notes to Financial Statements -
  Arizona Charlie's Inc. - Summary of Significant Accounting Policies - Income Taxes." In anticipation of the termination of S corporation status, in December 1993, AC distributed to its stockholders an aggregate of $5,000,000 of retained earnings on which the stockholders had previously paid federal income taxes. This amount was loaned back to AC in full in exchange for subordinated stockholder notes in the principal amount of such distributions, which AC stockholder notes bear interest payable monthly at the annual rate of 10.0% and mature in January 2001. See "Notes to Financial Statements - Arizona Charlie's, Inc. Related Party Transactions."

     Results of Operations
                                             Years Ended June 30,
                                            (dollars in thousands)

                                        1997        1996         1995
                                        ----        ----         ----

    ..............................
Revenues:
   Gaming ........................   $ 47,857    $ 52,831    $ 47,466
   Food/beverage .................     13,583      13,401      10,877
   Hotel .........................      3,352       3,208       2,614
   Gift Shop .....................        553         590         577
   Other (1) .....................        923         948         682

Gross revenues ...................     66,268      70,978      62,216
Less, promotional allowances (2) .     (8,184)     (7,677)     (5,134)

   Net revenues ..................     58,084      63,301      57,082

   Total operating expenses ......     58,425      61,102      56,024

   Total operating income (loss)..   $   (341)   $  2,199    $  1,058

----------

(1) Includes primarily revenues from entertainment cover charges, PBX operations (hotel switchboard and room telephone system) and commissions on automated teller machines located in the casino.
(2) Amounts represent the retail value of rooms, food, beverage and other promotional allowances provided to customers without charge.

      Comparison of fiscal years ended June 30, 1997, 1996 and 1995. Despite a reduction in operating expenses, results from operations for fiscal 1997 were lower than the prior year as a result of decreased gaming revenues caused primarily by lesser patron play at the gaming machines. Results from operations for fiscal 1996 were higher than fiscal 1995 due to increased revenues reflecting a full year of operations with the expanded casino-hotel facilities. The Expansion added new gaming machines and table games, an expanded race and sports book, a new hotel tower, a remodeled coffee shop, two new specialty restaurants and a new delicatessen, an expanded buffet room, a remodeled floor-level entertainment lounge and new second-floor showroom/banquet facility.

     Net revenues at AC for fiscal years 1997, 1996 and 1995 were $58,084,000, $63,301,000 and $57,082,000 respectively. Operating expenses for these same fiscal periods were 58,425,000, $61,102,000 and $56,024,000. As such, the operating loss for fiscal 1997 was $341,000, with a corresponding negative net operating margin of 0.6%. Operating income for fiscal 1996 and fiscal 1995 was $2,199,000 and $1,058,000, respectively, resulting in operating margins for such years of 3.5% and 1.9%. For fiscal 1997, the decrease in revenues and resulting decline in operating margin, despite decreases in operating expenses, is due to decreased gaming revenues reflecting lesser patron play. The increase in operating expenses and resulting decline in operating margin for fiscal 1996 resulted principally from increased gaming department expense, amounting to $3,253,000, costs attributable to CQC in the amount of $601,000, and the addition of staff personnel, equipment and related operating expenses transferred to AC.

       For fiscal 1997, AC had total gaming revenues of $47,857,000, as compared to $52,831,000 and $47,466,000 for fiscal 1996 and 1995, respectively. The decrease of 9.4% in fiscal 1997 is primarily attributed to gaming machine revenues which decreased $3,426,000, or 7.7% from $44,612,000 for fiscal 1996 to $41,186,000 for fiscal 1997, reflecting lesser play from patrons. In addition, table game revenues decreased $281,000 or 5.8%. Other gaming revenues, consisting of revenues from bingo, poker and race and sports decreased by $1,267,000 for fiscal 1997 largely due to race and sports book revenues which decreased $548,000 or 18.6% from $2,957,000 to $2,408,000 reflecting lesser pari-mutuel horse race play from patrons. Such decrease is a result of fewer televised races arising from a dispute over increased fees that began in November 1996, between the Nevada Pari-Mutuel Association and both the Thoroughbred Owners of California and the California Horse Racing Board who provide and authorize televised disseminator services to Race & Sports books in Nevada. Such dispute was eventually resolved and AC was able to resume pari-mutuel horse race wagering beginning in August 1997. The increase in gaming revenues of 11.3% for fiscal 1996 is primarily attributable to increases in gaming machine revenues of 11.1% to $44,612,000 from $40,140,000 for fiscal 1995. The increase in gaming revenues for fiscal 1996 is primarily the result of increased levels of play by patrons in response to additional slot promotional events. Other gaming revenues for fiscal 1996 increased by 34.0% to $3,346,000 primarily as a result of the added pari-mutuel race facilities and increased sports book revenues from the expanded race and sports facilities. For fiscal 1997, 1996 and 1995, 86.1%, 84.4% and 84.6%, respectively, of gaming revenues were attributable to gaming machine play, compared to 9.6%, 9.2% and 10.2%, respectively, attributable to table games and 4.3%, 6.4% and 5.2%, respectively, attributable to other gaming revenues.

     Food and beverage revenues increased 1.4% to $13,583,000 for fiscal 1997, after increasing 23.2% to $13,401,000 for fiscal 1996 from $10,877,000 for fiscal 1995. The fiscal 1997 and fiscal 1996 increases are due to increased complimentary sales in the food and beverage department. Such sales are included in revenues at retail value and are then deducted as a promotional allowance. Increased complimentary sales in food and beverage departments are the result of casino promotion and marketing efforts designed to attract, reward and retain qualified patrons.

     Hotel revenues increased to $3,352,000 for fiscal 1997, from $3,208,000 and $2,614,000 for fiscal 1996 and 1995, respectively. The 4.5% and 22.7% increases for fiscal 1997 and fiscal 1996, respectively, are the result of a slight decrease in average occupancy rate from 86.9 % to 86.1% in fiscal 1997 and an increase from 84.3% to 86.9% in fiscal 1996 combined with a larger increase in the average room rate from $39.81 to $43.00 in fiscal 1997 and $37.27 to $39.81 in fiscal 1996.
     Gift shop revenues decreased 6.3% to $553,000 in fiscal 1997 due to a lesser number of patrons in the hotel/casino facility. Gift shop revenues increased 2.3% to $590,000 in fiscal 1996 due primarily to the remodeling and expansion of the gift shop area, which was re-opened in January 1995. Other revenues decreased $25,000 or 2.6% during fiscal 1997 as a result of fewer banquets and entertainment events including musical concerts and boxing events. Other revenues increased $266,000 or 39.0% during fiscal 1996 as a result of increases in entertainment cover charge revenues attributable to the addition of a new showroom facility that opened in December 1994.

      Gaming expenses decreased $1,383,000 or 7.4% to $17,229,000 for fiscal 1997 primarily due to management and staff reductions in the slot and table games departments and fewer slot department promotions. Gaming expenses increased by 21.2% to $18,612,000 for fiscal 1996. The increased expense includes higher slot promotional expense of $638,000; higher gaming tax and license fees of $406,000; increased salary and wages of $468,000 and the additional expense of a newly created casino marketing department totaling $479,000, all associated with the expansion of gaming facilities in 1995. Gaming expenses represented 36.0%, 35.2% and 32.4% of gaming revenues for fiscal 1997, 1996 and 1995, respectively.

     Food and beverage expenses decreased 1.4% to $12,337,000 for fiscal 1997 due to staff reductions in both the food and beverage departments. Food and beverage expenses increased 9.9% to $12,511,000 for fiscal 1996 from $11,388,000 for fiscal 1995 due to salary and wage increases associated with increasing the hours of operation at one specialty restaurant and normal salary and wage increases for food and beverage employees.

      Hotel expenses decreased 1.6% to $1,390,000 for fiscal 1997 as a result of the staff reductions of room and laundry attendants, front desk personnel and reservation clerks. Hotel expenses increased 2.6% to $1,413,000 for fiscal 1996 from $1,377,000 for fiscal 1995 as a result of normal salary and wage increases. Net contribution by the hotel department (hotel revenues less hotel operating expenses) improved to $1,962,000 for fiscal 1997 from $1,795,000 for fiscal 1996 and $1,237,000 for fiscal 1995.

      Gift shop expenses increased by 9.3% to $519,000 for fiscal 1997 and 5.6% to $475,000 for fiscal 1996 due to increased costs of inventory items in the gift shop, combined with normal salary and wage increases.

      General and administrative expenses decreased $197,000 or 1.1% to $17,463,000 for fiscal 1997 resulting from staff reductions in the security, entertainment and internal maintenance departments during the last quarter of the fiscal year and a reduction in expense associated with the operation of a jet airplane which was sold in July, 1996. General and administrative expenses increased by 15.0% to $17,660,000 for fiscal 1996 from $15,358,000 for fiscal 1995. The increases resulted from additional staffing in the accounting, payroll, personnel and technical services departments and the transfer of executive personnel (and related departmental costs) in March 1995 to AC from BGI. Other expenses transferred from BGI to AC include maintenance and other operating expenses associated with an airplane and two boats. Other general and administrative expenses included payments made on behalf of CQC in the amount of $220,000 for fiscal 1997 and $601,000 for fiscal 1996 and $1,592,000 for fiscal
1995 for insurance, maintenance and interest payments made on the CQC bonds. AC accrued management fees payable to BGI of $664,000, $1,396,000 and $3,099,000 for fiscal 1997, 1996 and 1995, respectively. Due to a decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995, BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. In connection with this transfer, in October 1995, BGI temporarily reduced the amount of AC's management fee to 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. (See Note 9 of AC's Notes to Financial Statements). As a percentage of net revenues, general and administrative expenses were 30.1%, 27.9% and 26.9% for fiscal 1997, 1996 and 1995, respectively.

     Advertising and promotion expenses increased $87,000 or 1.8% to $4,813,000 due to additional newspaper advertising associated with the computerized slot club and player tracking system purchased and installed in May, 1997. Advertising and promotion expenses were $4,726,000 for fiscal 1996, as compared to $3,837,000 for fiscal 1995. The increase of $889,000, or 23.1% is due to additional television advertising of $466,000, new casino related promotions of $166,000, and salary and wage increases of $116,000. The additional advertising and promotions were conducted in an effort to increase casino patronage and compete with other "local" casinos opened in western Las Vegas in fiscal 1995, including Texas Station and the Fiesta. Management anticipates that it will need to maintain advertising expenditures at the 1997 level in order to continue attracting customers and to promote entertainment events and the restaurant facilities in its expanded facilities.

      Depreciation and amortization expense increased by 2.2% to $3,568,000 for fiscal 1997. Also, depreciation and amortization expense increased by 3.5% to $3,491,000 for fiscal 1996 from $3,373,000 for fiscal 1995. These increases are attributable to additional depreciation expense associated with the newer expansion assets.

      AC had other expenses (net of other income) of $6,804,000 for fiscal 1997 compared to $6,758,000 and $5,994,000 for fiscal years 1996 and 1995. The fiscal 1997 increase is due to additional interest expense of $180,000 on the SC notes and the financing of the computerized slot club and player tracking system and a decrease in interest income of $14,000 offset by an increase in other income, primarily a gain on sale of assets of $129,000. The fiscal 1996 increase of $764,000 is due to a reduction of capitalized interest in the amount of $676,000, a decrease of interest income of $294,000 partially offset by a decrease of interest expense in the amount of $155,000 and a increase in other income of $51,000.

     Income Taxes
     ------------

     As a result of the termination of its election to be treated as an S corporation, AC is liable (as part of the BGI consolidated group) for income taxes on income earned from and after January 1, 1994. Prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. See "Notes to Financial Statements - Arizona Charlie's, Inc. - Summary of Significant Accounting Policies - Income Taxes; - Related Party Transactions." Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $17,165,000. Due to low operating margins and high interest and depreciation costs, management does not anticipate that AC will generate taxable income in the foreseeable future.

     Liquidity and Capital Resources
                                        As of or for the years ended June 30,
                                            1997        1996        1995
                                            ----        ----        ----

Cash and cash equivalents ...........   $  5,481    $  4,591    $  5,404
Working capital (deficit) (1) .......    (62,380)    (58,530)      2,920


Cash provided by operating activities      1,200       1,639       2,772
Cash used for investing activities ..     (1,003)     (2,240)     (3,401)
Cash provided by (used for)
  financing activities ..............        693        (212)      2,019

----------

(1) At June 30, 1997 and 1996, the AC Notes are reflected as a current liability in the amount of $55,000 due to default under Covenants.

      For fiscal 1997, cash provided by operating activities decreased $439,000 to $1,200,000 from $1,639,000 in fiscal 1996. The 26.8% decrease is the result of a higher net loss, a decrease in accounts payable and an increase in management fees, partially offset by a significant increase in accrued expenses, which consists primarily of $3,300,000 in accrued interest on the AC Notes, that was due on May 15, 1997. For fiscal 1996, cash provided by operating activities decreased to $1,639,000 from $2,772,000 for fiscal 1995. The decrease is attributable to a reduction in net income, prior to consideration of management fees and other non-cash items, and changes in operating assets and operating liabilities.

     For fiscal 1997, cash flows used in investing activities was $1,003,000, down from $2,240,000 in 1996. The decrease was due to a small increase in BGI receivables compared to the prior year, partially offset by an increase in capital expenditures. Cash flows used in investing activities for fiscal 1996 were $2,240,000 compared to $3,401,000 for fiscal 1995. The decrease is due to
(i) a reduction in cash advances to BGI resulting in decreased receivables from BGI of $4,154,000, (ii) a reduction in notes issued to CQC of $1,200,000, and
(iii) a reduction in capital expenditures of $24,063,000 (reflecting the completion of the majority of the construction of the expanded facility in fiscal 1995), partially offset by a $26,102,000 net reduction in restricted cash which was utilized for the expansion in fiscal 1995). Cash flows from investing and financing activities for fiscal 1995 were significantly impacted by the November 1993 issuance of the AC Notes.

      Cash flows provided by financing activities increased in fiscal 1997 to $693,000 from ($212,000) in fiscal 1996, as a direct result of additional loans from related parties in the amount of $900,000. Cash flows provided by financing activities for fiscal 1996 decreased to ($212,000) from $2,019,000 for fiscal 1995. The decrease is due to a reduction of proceeds from borrowing, marginally offset by a decrease in principal payments on notes and an increase in payments under capital lease obligations.


     AC is currently in default under the Indenture governing the AC Notes because it has not made its required semi-annual interest payment in the amount of $3,300,000 due on May 15, 1997 and has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to BGI in excess of the amounts permitted to be so advanced under the Indenture. Also, AC incurred new notes payable (in the amount of approximately $1,748,000) for the purchase of an on-line reporting and player club system in excess of the $1,000,000 allowed. See "Item 1. Business - Capitol Queen & Casino, Inc. Claims by Trustee".

      The AC Notes are reflected as a current liability at June 30, 1997 and 1996 as a result of the above default. AC's long-term obligations, approximately $6,313,000 at June 30, 1997, consist of the stockholder notes and capitalized equipment notes and leases. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes and the stockholder notes, respectively. Beginning May 1, 1997 the stockholders have voluntarily postponed the receipt of interest payments on the AC Notes. As of June 30, 1997, unpaid interest on the AC Notes and the stockholder notes amount to $3,300,000 and $85,000, respectively. In addition, AC is expected to have future annual capital expenditure requirements of approximately $1,000,000.

      AC has a contingent obligation resulting from a limited guaranty issued by it on the CQC Notes, an aggregate of $20,000,000 in principal amount of which remain outstanding. The amount and extent of such guaranty are in dispute. See "Item 1. Business - Capitol Queen & Casino, Inc. - Claims by Trustee" As a result of a September 1994 ruling of the Missouri Gaming Commission denying CQC's gaming license application, CQC has adopted a plan to sell its assets for the purpose of repaying, to the extent possible, the outstanding CQC Notes and accrued interest thereon. See "Business - Capitol Queen & Casino, Inc." There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. To the extent any funds CQC may realize from the sale of its assets are not sufficient to repay the CQC Notes and accrued interest thereon, AC may be obligated under the AC Limited Guaranty of the CQC Notes to fund the a portion of shortfall.

      Moreover, because it has failed to pay interest due on the Notes and it has not yet effected the sale of its assets, CQC is in default of the CQC Notes. CQC is not able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. If AC is obligated under the AC Limited Guaranty to pay a portion of the CQC Notes it is not expected to have the resources to satisfy such obligation should it materialize. If the AC Notes and the CQC Notes are accelerated, substantial doubt exists about AC's ability to continue as a going concern. See "Notes to Financial Statements - Arizona Charlie's, Inc. - CQC Gaming License, Default Under Indebtedness Management's Plans, and Going Concern".

      AC's ability to obtain capital, is significantly restricted under the Indentures governing the AC Notes and the CQC Notes. The ability of AC to service its debt obligations (and to comply with the consolidated tangible net worth covenant) will be dependent upon its future performance, which performance will be influenced by prevailing economic conditions and financial, business and competitive factors, many of which are beyond AC's control.

     Competitive Environment
     -----------------------

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

      In fiscal 1997, casino revenues at Arizona Charlie's (and for Las Vegas generally) have declined. Lesser play from patrons at AC are the result of increased competition from surrounding hotels/casinos that appeal to AC's "local" patron. However, management believes that AC has and will continue to benefit from the expansion of the Las Vegas market, which has resulted in continued growth in the residential population from which AC generates the majority of its revenues. There can be no assurance, however, that the spread of legalized gaming, or the construction of new casino-hotels in Las Vegas, will not have an adverse impact on future revenues.

     Inflation
     ---------

     AC believes that its results of operations are not dependent upon, or materially affected by, the rate of inflation.


Item 8.   Financial Statements and Supplementary Data

      The Index to Financial Statements and Schedules appears at page F-1 hereof, the Report of Registrant's Independent Auditors appears at page F-2 hereof, and the Financial Statements and Notes to Financial Statements of the Registrant and AC appear at page F-3 through F-18 hereof and page F-19 through F-44 hereof, respectively.

Item 9.     Changes  in  and  Disagreements with  Accountants  on
      Accounting and Financial Disclosure

     Not applicable.

                            PART III

Item 10.   Director and Executive Officers of the Registrant

      The following table sets forth certain information with respect to the directors and executive officers of the Company and each of its subsidiaries.

     Name              Age                Position(s) Held
     ----              ---                ----------------
Bruce F. Becker         46        President, Chief Executive
                                  Officer, Treasurer and Sole
                                    Director
Barry W. Becker         52        Secretary


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


Item 11.   Executive Compensation

      The Company was incorporated on January 20, 1993. No compensation was paid by the Company for services rendered to the Company during the fiscal years ended June 30, 1995, 1996 or 1997.

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


Item 13.   Certain Relationships and Related Transactions

      AC currently has outstanding $55,000,000 of 12% First Mortgages Notes due 2000. SC has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). CQC currently has outstanding $20,000,000 of 12% First Mortgage Notes due 2000. AC has issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty"). The amount and extent of AC's guaranty of the CQC Notes is in dispute due to certain provisions of the Indenture under which the CQC Notes were issued, as well as certain provisions of State and/or Federal Law that may be applicable in or with respect to financial restructuring. It is AC's position that, based on advice from legal counsel, its limited guaranty does not create a material liability on its part for the payment of the obligations under the CQC Notes.

      IBJ Schroder Bank & Trust Company, as Trustee under the Indentures under which such Notes are outstanding, has declared the AC Notes and the CQC Notes to be in default and has declared all such Notes to be immediately due and payable. The Trustee has also notified AC that the purported obligations of AC under its guaranty have been accelerated and has declared the obligations of AC thereunder to be due. Management of AC and CQC and the holders of the Notes are discussing possible financial restructuring of the AC and CQC obligations, but no such restructuring has yet been agreed to. The Trustee has taken no further action to enforce the Notes or the purported guaranties thereof or to foreclose on any assets of AC or CQC. No assurance can be given, however, that the Trustee will not do so.

In May, 1995, CQC borrowed $1,200,000 from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due May, 1996 with interest at the rate of 5.56%. Due to the current financial condition of CQC, management has determined that collectibility of the note, and of other advances of $301,000
(1995),   $692,000  (1996)  and  $220,000  (1997)  made  to  CQC,  is  doubtful.
Accordingly, provisions were made to fully reserve the advances and note payable and losses have been recorded in the accompanying financial statements as payments under guarantee obligations.




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

    10.18 First Supplemental Indenture dated January 1, 1995 among Capitol Queen, as issurer, Arizona Charlie's, as guarantor, and IBJ, as trustee.

    10.19  Assets  Purchase   agreement  dated  April  10,  1995  between  Aerie
           Riverboat Casino of Missouri, Inc., as buyer, and Capitol Queen, as seller.

    10.20 Letter agreement dated December 5, 1994 among BGI and Cathryn Simmons, Public Issue Management, Inc., Byron Neal Fox and Cynthia L. Pegner, Richard Moore, Byron Neal Fox, P.C., David Chernoff, Oscar B. Goodman, Eckley M. Keach, Ronald E. Partee and Carol Partee, and Fox & Partee.*

----------
* All Exhibits are incorporated by reference to the Company's Registration Statement on Form S-4 (33-75806) declared effective by the Securities and Exchange Commission on May 20, 1994.

     (b)  Reports on Form 8-K
          None.

--------------------------------------------------------------------------------
                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITOL QUEEN & CASINO, INC.


Dated: September 26, 1997          By: /s/ Bruce F. Becker
                                      --------------------------
                                      Bruce F. Becker, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 26th day of September, 1997.


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

================================================================================
           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


CAPITOL QUEEN & CASINO, INC.
     Report of Independent Accountants ..............................
     Balance Sheets as of June 30, 1997 and 1996 ....................
     Statements of Loss Incurred During the Development Stage
     for the Years Ended June 30, 1997, 1996  and 1995 and
     for the period from January 20, 1993 (the date of
     inception) through June 30, 1997 ...............................
     Statements of Stockholder's Equity (Deficit) for the years ended June 30, 1997, 1996 and 1995 and for period from
     January 20, 1993 (the date of inception) through June 30, 1997 . Statements of Cash Flows for the Years Ended June 30, 1997,
     1996 and 1995 and for the period from January 20, 1995
     (the date of inception) through June 30, 1997 ..................
     Notes to Financial Statements ..................................


ARIZONA CHARLIE'S, INC.
     Report of Independent Accountants ..............................
     Balance Sheets as of June 30, 1997 and 1996 ....................
     Statements of Operations for the Years Ended June 30, 1997,
     1996 and 1995 ..................................................
     Statements of Stockholder's Equity (Deficit) for the Years
     Ended 1997, 1996 and 1995 ......................................
     Statements of Cash Flows for the Years Ended June 30, 1997,
     1996 and  1995 .................................................
     Notes to Financial Statements ..................................


CAPITOL QUEEN & CASINO, INC.

     Schedule II    Valuation and Qualifying Accounts as of and
                     for the Years Ended June 30, 1997, 1996
                and 1995 ........................................

ARIZONA CHARLIE'S, INC.

     Schedule II    Valuation and Qualifying Accounts as of and
                     for the Years Ended June 30, 1997, 1996
                and 1995 ........................................


Schedules other than those listed above are omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes to the financial statements. Columns omitted from schedules filed have been omitted because the information is not applicable.

--------------------------------------------------------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Queen & Casino, Inc. as of June 30, 1997 and 1996, and its loss incurred during the development stage and its cash flows for each of the three years in the period ended June 30, 1997, and for the period from January 20, 1993 (the date of inception) through June 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that Capitol Queen & Casino, Inc. will continue as a going concern. As more fully described in Notes 2 and 4, the Company is in default of certain debt covenants and has received a notice of acceleration from the trustee for this debt resulting in classification of such debt as currently payable. The Company does not have sufficient resources to repay its indebtedness. Management's plans with respect to these matters are also described in Note 2. These matters raise substantial doubt about the Company's ability to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1997 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.

Las Vegas, Nevada
August 22, 1997, except for Note 2,
as to which the date is
September 5, 1997
================================================================================

                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                          As Of June 30, 1997 And 1996
                             (Dollars In Thousands)
================================================================================


                                     ASSETS

                                                              1997          1996
                                                           -------       -------
Current assets:

   Restricted cash, in escrow account ..............       $    31       $    30
                                                           -------       -------
      Total current assets .........................            31            30
                                                           -------       -------


Other assets:
  Assets held for sale .............................         7,754         7,754

  Financing costs, net of accumulated
    amortization of $445 (1997) and
    and $312 (1996), respectively ..................           472           605
  Deposits and other assets ........................            -             60
                                                           -------       -------

      Total other assets ...........................         8,226         8,419
                                                           -------       -------


       Total assets ................................       $ 8,257       $ 8,449
                                                           =======       =======



                  LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)


                                                               1997         1996
                                                          --------     --------
Current liabilities:
Advances from related parties ........................    $  1,226     $  1,006
Accrued interest .....................................       5,788        2,775

Notes payable to related parties .....................       1,200        1,200
Long-term debt classified as current due to
    default under covenants, net of unamortized
    original issue discount of $2,092 (1997)
    and $2,474 (1996) ................................      17,908       17,526
                                                          --------     --------
        Total current liabilities ....................      26,122       22,507
                                                          --------     --------
        Total liabilities ............................      26,122       22,507
                                                          --------     --------

Commitments and contingencies


Stockholder's equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding .....        --           --
  Additional paid-in capital .........................      12,732       12,732
  Deficit accumulated during development stage .......     (30,597)     (26,790)
                                                          --------     --------
        Total stockholder's equity (deficit) .........     (17,865)     (14,058)
                                                          --------     --------

       Total liabilities and stockholder's
        equity(deficit) ..............................    $  8,257     $  8,449
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


                                                                  For The Period
                                                                January 20, 1993
                                                                    (The Date Of
                                                                      Inception)
                                                                         Through
                                           Year Ended June 30,          June 30,
                                       1997        1996        1995        1997
                                   --------    --------    --------    --------


Revenues .......................   $   --      $   --      $   --      $   --

Operating expenses:
 Amortization of financing
  and other costs ..............        133         100         202       1,474
 Abandonment losses and
 write-downs of assets held
 for sale ......................       --         4,392        --        10,426
 Development costs .............        280         504       1,186       1,991
                                   --------    --------    --------    --------
     Total operating expenses ..        413       4,996       1,388      13,891
                                   --------    --------    --------    --------

Operating loss .................       (413)     (4,996)     (1,388)    (13,891)

Other income (expenses):
 Interest income ...............          1        --           610       1,266
 Interest expense ..............     (3,395)     (2,789)     (4,608)    (14,566)
 Interest capitalized ..........       --          --          --           683
                                   --------    --------     --------    --------
Total other expenses ...........     (3,394)     (2,789)     (3,998)    (12,617)
                                   --------    --------     --------    --------

Net loss before
 extraordinary item ............     (3,807)     (7,785)     (5,386)    (26,508)

Extraordinary item:
 Loss on early retirement
  of debt (no income tax
  benefit available) ...........       --          --        (4,089)     (4,089)
                                   --------    --------    --------    --------

Net loss .......................   $ (3,807)   $ (7,785)   $ (9,475)   $(30,597)
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

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.)

                  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                      For The Period From January 20, 1993
                  (The Date Of Inception) Through June 30, 1997
              And For The Years Ended June 30, 1997, 1996 And 1995
                             (Dollars In Thousands)
================================================================================


                                                   Common Stock
                                         --------------------------------

                                      Shares      Amount         Subscribed
                                    -----------   -----------    -----------

Balances, January 20,
  1993 (the date of inception) ...   $     --      $     --       $     --
Issuance of common stock .........          100          --             --
                                    -----------   -----------    -----------

Balances, June 30, 1993 ..........          100          --             --

Cash contribution from Becker
  Gaming, Inc. relating to sale
  of warrants ....................         --            --             --
Common stock subscribed ..........         --            --              788
Contribution by Becker Gaming,
  Inc. relating to liability
  incurred under development
  agreement ......................         --            --             --
Write-off of common stock
  subscribed due to abandonment
  of development project .........         --            --             (788)

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1994 ..........          100          --             --

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1995 ..........          100          --             --
                                    -----------   -----------    -----------

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1996 ..........          100          --             --
                                    -----------   -----------    -----------

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1997 ..........   $      100    $     --       $     --
                                    ===========   ===========    ===========

                                                                         Deficit
                                                                     Accumulated
                                              Additional             During The
                                               Paid-In              Development
                                               Capital      Stage       Total
                                               --------    --------    --------

Balances, January 20,
  1993 (the date of inception) .............      $--         $--         $--
Issuance of common stock ...................       --          --          --
                                               --------    --------    --------

Balances, June 30, 1993 ....................       --          --          --

Cash contribution from Becker
  Gaming, Inc. relating to sale
  of warrants ..............................      7,500        --         7,500
Common stock subscribed ....................       --          --           788
Contribution by Becker Gaming,
  Inc. relating to liability
  incurred under development
  agreement ................................      5,232        --         5,232
Write-off of common stock
  subscribed due to abandonment
  of development project ...................       --          --          (788)

Net loss ...................................       --        (9,530)     (9,530)
                                               --------    --------    --------

Balances, June 30, 1994 ....................     12,732      (9,530)      3,202

Net loss ...................................       --        (9,475)     (9,475)
                                               --------    --------    --------

Balances, June 30, 1995 ....................     12,732     (19,005)     (6,273)
                                               --------    --------    --------

Net loss ...................................       --        (7,785)     (7,785)
                                               --------    --------    --------

Balances, June 30, 1996 ....................     12,732     (26,790)    (14,058)

Net loss ...................................       --        (3,807)     (3,807)
                                               --------    --------    --------

Balances, June 30, 1996 ....................   $ 12,732    $(30,597)   $(17,865)
                                               ========    ========    ========


The accompanying notes are integral part of these consolidated financial statements.
================================================================================

                          CAPITOL QUEEN & CASINO, INC.
           ( A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

================================================================================



                                                       Year Ended June 30,
                                              ---------------------------------

                                                  1997        1996        1995
                                              --------    --------    --------
Cash flows from development stage activities:
  Net loss ................................   $ (3,807)   $ (7,785)   $ (9,475)
                                              --------    --------    --------
  Adjustments to reconcile net loss
   to net cash used in development
   stage activities:
  Amortization of financing and other costs        133         100         202
  Amortization of original issue discount .        382         408         834
  Abandonment losses and write-downs of
   assets held for sale ...................         60       4,392         --
  Extraordinary loss on retirement of debt        --          --         4,089
  Increase(decrease) in accounts payable
   and accruals, net of amounts for
   capital expenditures ...................      3,013       2,238        (216)
  Increase in advances from related
    party payable .........................        220         602         392
                                              --------    --------    --------
        Total adjustments .................      3,808       7,740       5,301
                                              --------    --------    --------
        Net cash provided by (used in)
         development stage activities .....          1         (45)     (4,174)
                                              --------    --------    --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..........       --          --        (1,724)
  Deposits and other assets ...............       --          --            12
  Capitalization of preopening costs ......       --          --           --
  Development costs .......................       --          --           --
  Net (additions to) reductions in
   restricted cash equivalents ............        (1)        --        24,898
                                              --------    --------    --------
       Net cash provided by (used in)
        investing activities ..............        (1)        --        23,186
                                              --------    --------    --------

Cash flows from financing activities:
  Principal payments on First Mortgage
   Notes ..................................       --          --       (20,200)
  Proceeds from issuance of First
   Mortgage Notes, net of financing costs .       --          --          --
  Proceeds from borrowings under
   notes payable to related parties .......       --          --         1,200
  Equity contribution from Becker
   Gaming, Inc.relating to sale of
   warrants ...............................       --          --          --
                                              --------    --------    --------
       Net cash (used in) provided by
        financing activities ..............       --          --       (19,000)
                                              --------    --------    --------

       Net increase (decrease) in cash
        and cash equivalents ..............       --           (45)         12

Cash and cash equivalents, beginning
  of period ...............................       --            45          33
                                              --------    --------    --------

Cash and cash equivalents, end of period ..   $   --      $   --      $     45
                                              ========    ========    ========
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized   $   --      $   --      $  4,020
                                              ========    ========    ========
  Original issue discount that did not
   affect cash ............................   $   --      $   --      $   --
                                              ========    ========    ========
  Equity contribution by Becker Gaming that
   did not affect cash ....................   $   --      $   --      $   --
                                              ========    ========    ========



                                     (The Date Of Inception)Through June 30,
                                     ---------------------------------------

                                                      1996
                                                  --------
Cash flows from development stage activities:
  Net loss ....................................   $(30,597)
                                                  --------
  Adjustments to reconcile net loss
   to net cash used in development
   stage activities:
  Amortization of financing and other costs ...      1,474
  Amortization of original issue discount .....      2,289
  Abandonment losses and write-downs of
   assets held for sale .......................     10,486
  Extraordinary loss on retirement of debt ....      4,089
  Increase(decrease) in accounts payable
   and accruals, net of amounts for
   capital expenditures .......................      5,800
  Increase in advances from related
    party payable .............................      1,214
                                                  --------
        Total adjustments .....................     25,352
                                                  --------
        Net cash provided by (used in)
         development stage activities .........     (5,245)
                                                  --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..............    (12,936)
  Deposits and other assets ...................        (60)
  Capitalization of preopening costs ..........       (340)
  Development costs ...........................       (553)
  Net (additions to) reductions in
   restricted cash equivalents ................        (32)
                                                  --------
       Net cash provided by (used in)
        investing activities ..................    (13,921)
                                                  --------

Cash flows from financing activities:
  Principal payments on First Mortgage
   Notes ......................................    (20,200)
  Proceeds from issuance of First
   Mortgage Notes, net of financing costs .....     30,666
  Proceeds from borrowings under
   notes payable to related parties ...........      1,200
  Equity contribution from Becker
   Gaming, Inc.relating to sale of
   warrants ...................................      7,500
                                                  --------
       Net cash (used in) provided by
        financing activities ..................     19,166
                                                  --------

       Net increase (decrease) in cash
        and cash equivalents ..................       --

Cash and cash equivalents, beginning of period        --
                                                  --------

Cash and cash equivalents, end of period ......   $   --
                                                  ========
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized ...   $  5,807
                                                  ========
  Original issue discount that did not
   affect cash ................................   $  7,500
                                                  ========
  Equity contribution by Becker Gaming that did
       not affect cash ........................   $  5,233
                                                  ========

The accompanying notes are integral part of these consolidated financial statements.
================================================================================


                          CAPITOL QUEEN & CASINO, INC.
          (A Development Stage Company And A Wholly Owned Subsidiary Of
                              Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS



1.   Summary Of Significant Accounting Policies:

     Basis Of Presentation

     Capitol Queen & Casino, Inc. ("CQC" or the "Company"), a development stage company, was incorporated in Missouri on January 20, 1993, and had acquired a franchise from the City of Jefferson City, Missouri to develop, construct, own and operate a riverboat casino (the "Capitol Queen"), subject to state licensure. The Company has abandoned the Capitol Queen project, as more fully described in Note 2. Subsequent to incorporation, the stockholders of the Company exchanged all of the outstanding stock of the Company for common stock of a Nevada holding company, Becker Gaming, Inc. ("BGI"), in a tax-free exchange. BGI is wholly owned by the Becker family and serves as a holding company for the Becker family gaming interests, which include CQC and the following wholly owned subsidiaries:

     * Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     * Becker Gaming Group ("BGG"), a Nevada corporation which (together with its wholly owned subsidiary Innerout, Inc.) owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.

     * Arizona Charlie's, Inc. ("AC"), a Nevada corporation which operates a Las Vegas hotel and casino.


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

     The Company is included in the consolidated federal income tax returns filed by BGI. CQC's tax allocation is based on the amount of tax it would incur if it filed a separate return.

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

     On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management has abandoned the project, and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

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

     The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996 and May 15, 1997 and AC (which has guaranteed the CQC Notes as more fully described in below) did not have available funds to advance on behalf of CQC.

     Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November 15. AC was not able to make its scheduled interest payment of $3,300,000 on May 15, 1997 and SC (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC). AC is also in default of certain covenants under the AC Notes. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources including a guarantee of the AC Notes by SC, (as more fully described below) to repay the AC Notes on a current basis and satisfy its guarantee obligation (as more fully described below) with respect to the CQC Notes.

     The CQC Notes are guaranteed by AC (which guarantee is subject to release only upon licensing of the Capitol Queen, which is not expected). The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion, which management believes has been satisfied, and the attainment of a fixed-coverage ratio by AC of 2.25 to 1 following the completion of the Expansion, which has not been satisfied). The amount and extent of AC's guaranty of the CQC Notes is in dispute. Legal counsel has advised management that, under the terms of CQC indenture regarding fraudulent conveyance, the guarantee liability of AC is not expected to be material.

     On July 3, 1997 the Company received a notice of acceleration (the "Notice") from the trustee and collateral agent for the CQC Notes. Pursuant to section 6.02 of the Indenture, due to certain violations of the Indenture by the Company (as more fully described above and in Note 4) all of the outstanding CQC Notes are immediately due and payable, together with all accrued and unpaid interest thereon. Accordingly, the CQC Notes have been classified as currently payable at June 30, 1997.

     On September 5, 1997, AC received a notice of acceleration from the trustee and collateral agent for the AC Notes. Pursuant to section 6.02 of the indenture governing the AC Notes, due to certain violations of the indenture, all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

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

      CQC continues to market its riverboat assets to prospective buyers. Management of the Company, AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates, amongst other terms and conditions, (i) liquidation of CQC's remaining assets for the benefit of the CQC bondholders, (ii) a limited cash payment by AC as full and complete satisfaction of AC's guaranty of the CQC Notes, and (iii) AC's issuance of a reduced amount of new notes as full and complete satisfaction of the existing AC Notes. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of CQC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1997 financial statements of CQC do not include any adjustment that might result from the outcome of this uncertainty.


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

     The Company had contracted with a shipbuilder to construct the Capitol Queen riverboat. The total cost of the riverboat was $11,892,000, including construction period interest and other assets. During the third quarter of the year ended June 30, 1996, based on deteriorating market conditions after the expiration of the Aerie contract, the Company recognized a loss of $4,392,000 and wrote-down the carrying value of the riverboat to $7,500,000. Such revised carrying value represents management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.

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

     In January 1993, prior to incorporation, the stockholders of the Company agreed that, upon being licensed in Missouri to own and operate the Capitol Queen, the Company would issue shares of its common stock to three individuals who assisted the then existing stockholders of the Company in obtaining the rights to develop the Capitol Queen (the "CQC Stock
     Agreement"). The aggregate amount of stock subject to the CQC Stock Agreement represents 5.25% of the outstanding common stock of the Company, and was subject to increase to 8.25% if the convention center required under the Development Agreement was not constructed on land controlled by the parties to the CQC Stock Agreement. The Company had the option to repurchase any or all of such stock, except for 25% held by one individual, for a period of three years from issuance at an aggregate purchase price of $750,000 ($1,200,000 if the additional shares were issued). In addition to the above requirements of the CQC Stock Agreement, the Company also agreed to pay a lump-sum fee of $350,000 to two of the above individuals after receiving a license and the commencement of operations of the Capitol Queen.

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

     As described in Note 2, the Company was unable to make the interest payments due under the CQC Notes on November 15, 1995, May 15, 1996, November 15, 1996 and May 15, 1997. Such past due interest, including accrued interest on unpaid interest, in the amount of $5,788,000 has been accrued in the accompanying financial statements.

     As of January 1, 1995, CQC's obligations under the Indenture governing the CQC Notes were amended with the requisite consent of the holders of the CQC Notes. CQC's previous obligations to complete and open the Capitol Queen have been eliminated and CQC has agreed to a two-step plan to repay the CQC Notes. The first step, which was consummated on January 17, 1995, involved the repurchase of $20,000,000 principal amount of the CQC Notes at 101% of such principal amount plus accrued and unpaid interest with funds held in the restricted project escrow account. The Company incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. The second step permitted a purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest from a sale of assets. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of assets and repurchase the remaining CQC Notes have passed, and CQC is thus in default of the amended covenants.

     Concurrent with the placement of the Notes, BGI sold 2,500,000 warrants (the "Warrants") exercisable for BGI common stock for gross proceeds of $7,500,000. The gross proceeds from the sale of the Warrants were contributed to the Company.

     The Indenture governing the CQC Notes (the "Indenture") limits the use of the net proceeds from the offering and the sale of the Warrants to fund the cost of the development and construction of the Capitol Queen project, the development of a convention center in Jefferson City, Missouri and initial interest payments. The proceeds were placed in escrow with a trustee pending drawdowns for qualifying project expenditures. As more fully explained above and in Note 2, certain of the proceeds were used in January 1995 in connection with the first step of the plan to repay the CQC Notes. Prior to the receipt of the Notice on July 3, 1997, the CQC Notes were not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the Indenture. The Company had the option to redeem the Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI consummated an initial public offering of its common stock, the Company may also have redeemed the CQC Notes, at a premium of 108%.

     The Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness.

5.   Related-Party Transactions:

     Prior to the inception of CQC and through November 18, 1993, AC advanced a total of approximately $1,090,000 to fund development costs of CQC which was fully repaid on November 18, 1993 with proceeds from the private placement financing transaction. As of June 30, 1997 and 1996, the amounts payable to AC by the Company for additional advances were $1,213,000 and $993,000, respectively. The advances are non-interest bearing.

     In May, 1995, CQC borrowed $1.2 million from AC in order to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due June 30, 1998, with interest at an annual rate of 5.56%. Interest expense incurred in relation to the note payable to AC was $67,000, $67,000 and $8,000 during the years ended June 30, 1997, 1996 and 1995, respectively. The Company has not paid any interest to AC for this obligation.


6.   Income Taxes:

     For the fiscal years June 30, 1997, 1996 and 1995, the Company incurred net operating losses for federal income tax purposes, and accordingly, these financial statements do not include provision for federal income tax purposes.

     The components included in determining the provision for income taxes for the years ended June 30, 1997, 1996, and 1995, net of extraordinary items, are shown below:

                                            1997           1996           1995
                                            ----           ----           ----
Tax provision (benefit) at federal
 income tax statutory rate .......   $(1,294,000)   $(2,647,000)   $(1,831,000)
Unrecognized tax benefit from net
 operating losses ................     1,294,000      2,574,000      1,831,000
Other ............................          --           73,000           --
                                     -----------    -----------    -----------
         Income tax provision ....   $      --      $      --      $      --
                                     -----------    -----------    -----------




     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred taxes as of June 30, 1997 and 1996 were as follows:


                                                  1997           1996
                                                  ----           ----
Liabilities:                               $      --      $      --
                                           -----------    -----------
Assets:

Federal net operating loss carryforwards     5,877,000      5,500,000
  Valuation allowance for assets held
    for sale ...........................     1,494,000      1,494,000
                                             ---------      ---------
  Total deferred tax assets ............     7,371,000      6,994,000
                                             ---------      ---------
  Valuation allowance ..................    (7,371,000)    (6,994,000)
                                            ----------     ----------
  Net deferred taxes ...................   $      --      $      --
                                           -----------    -----------


     As of June 30, 1997, the Company had a federal net operating loss carryforward of approximately $17,285,000 which expires between 2009 and 2012.

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

     Management is unable to determine a fair value for the outstanding $20,000,000 principal amount ($17,908,000 carrying amount at June 30, 1997) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"). As of June 30, 1997 the effective interest rate of the CQC Notes was 16%. It is not practicable to determine the fair value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of the AC Notes and CQC Notes, as more fully discussed in Note 2.



--------------------------------------------------------------------------------



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arizona Charlie's, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that Arizona Charlie's, Inc. ("AC") will continue as a going concern. As more fully described in Note 2, AC is in default of debt covenants, resulting in a demand for immediate payment of the debt and classification of such debt as currently payable. AC is also obligated as a guarantor under indebtedness of an affiliated company, and such indebtedness is also in default. AC does not have sufficient resources to repay the indebtedness or honor its guarantee on a current basis. Management's plans with respect to these matters are also described in Note 2. These matters raise substantial doubt about the ability of Arizona Charlie's, Inc. to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1997 financial statements of the Arizona Charlie's, Inc. do not include any adjustment that might result from the outcome of this uncertainty.


/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.


Las Vegas, Nevada
August 22, 1997, except for Note 2,
as to which the date is
September 5, 1997
================================================================================
                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                          As Of June 30, 1997 and 1996
                             (Dollars In Thousands)
                                   ----------
================================================================================

                                     ASSETS

                                                           1997            1996
                                                       --------        --------
Current assets:

   Cash and cash equivalents....................       $  5,481        $  4,591
   Restricted cash, in escrow account...........             10              10
   Trade and other accounts receivable..........            240             473
   Receivable from related parties..............          2,665           1,539
   Inventories .................................            529             575
   Prepaid expenses ............................            985           1,118
                                                       --------        --------
      Total current assets......................          9,910           8,306
                                                       --------        --------
Property and equipment:
   Building and improvements ...................         37,490          37,488
   Furniture and equipment......................         23,916          22,575
   Land improvements ...........................          1,629           1,628
                                                       --------        --------
                                                         63,035          61,691
   Less, accumulated depreciation ..............        (18,303)        (16,218)
                                                       --------        --------
                                                         44,732          45,473
   Land ........................................            208             208
                                                       --------        --------
        Net property and equipment..............         44,940          45,681
                                                       --------        --------
Other assets:
   Receivable from related party, noncurrent....            210             987
   Deposits and other ..........................            544             460
   Notes receivable from related party .........          4,416           4,416
   Financing costs, less accumulated
     amortization of $1,923 (1997)
     and $1,366 (1996)                                    1,937           2,507
                                                       --------        --------

        Total other assets......................          7,107           8,370
                                                       --------        --------

        Total assets ...........................       $ 61,957        $ 62,357
                                                       ========        ========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                          1997             1996
                                                      --------         --------

Current liabilities:
  Trade accounts payable......................        $  1,047         $  1,452
  Accounts payable to related parties.........            --                  4
  Accrued expenses ...........................           2,642            2,329
  Accrued interest ...........................           4,522              994
  Management fees due Becker Gaming, Inc......           5,347            4,682
  Notes payable, current portion..............             106              110
  Notes payable to related party..............           3,150            2,250
  Current portion of
     obligations under capital leases.........              12               15
  Current portion of long-term debt ..........             464             --
  Long-term debt classified as
     current due to default
     under covenants .........................          55,000           55,000
                                                      --------         --------

         Total current liabilities............          72,290           66,836

Long-term debt, less current portion..........           1,284             --
Subordinated notes payable to prior
  stockholders ...............................           5,000            5,000
Obligations under capital leases,
  less current portion .........                            29               22
                                                      --------         --------

         Total liabilities....................          78,603           71,858
                                                      --------         --------

Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, no par value, 2,500
     shares authorized, 1,000 shares
     issued and outstanding...................             469              469
  Retained earnings (deficit).................         (17,115)          (9,970)
                                                      --------         --------
         Total stockholder's equity
          (deficit).................                   (16,646)          (9,501)
                                                      --------         --------

         Total liabilities and
         stockholder's equity (deficit).......        $ 61,957         $ 62,357
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

                            STATEMENTS OF OPERATIONS
                             (Dollars In Thousands)
================================================================================

                                                   Year Ended June 30,
                               ------------------------------------------------
                                             1997        1996        1995
                                             ----        ----        ----
Revenues:
  Gaming .............................   $ 47,857    $ 52,831    $ 47,466
  Food and beverage ..................     13,583      13,401      10,877
  Hotel ..............................      3,352       3,208       2,614
  Gift shop ..........................        553         590         577
  Other ..............................        923         948         682
                                         --------    --------    --------

      Gross revenues .................     66,268      70,978      62,216

Less, promotional allowances .........     (8,184)     (7,677)     (5,134)
                                         --------    --------     --------

      Net revenues ...................     58,084      63,301      57,082
                                         --------    --------    --------

Operating expenses:
  Gaming .............................     17,229      18,612      15,359
  Food and beverage ..................     12,337      12,511      11,388
  Hotel ..............................      1,390       1,413       1,377
  Gift shop ..........................        519         475         450
  Advertising and promotion ..........      4,813       4,726       3,837
  General and administrative .........     17,463      17,660      15,358
  Provision for losses on related
   party receivlables ................        220         601       1,592
  Management fees - Becker Gaming,
   Inc., net                                  664       1,396       3,099
  Rent expense paid to related party .        222         217         191
  Depreciation and amortization ......      3,568       3,491       3,373
                                         --------    --------    --------

      Total operating expenses .......     58,425      61,102      56,024
                                         --------    --------    --------
      Operating income (loss).........       (341)      2,199       1,058
                                         --------    --------    --------

Other income (expenses):
  Interest income ....................        272         286         580
  Interest expense ...................     (7,275)     (7,095)     (7,250)
  Interest capitalized ...............        -           -           676
  Other, net .........................        199          51         -
                                         --------    --------    --------
      Total other expenses ...........     (6,804)     (6,758)     (5,994)
                                         --------    --------    --------

    Net (loss)income before income tax     (7,145)     (4,559)     (4,936)

    Provision for income taxes                -           -           -
                                         --------    --------    --------

    Net (loss) income ................   $ (7,145)   $ (4,559)   $ (4,936)
                                         ========    ========    ========


The accompanying notes are an integral part of these financial statements.

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                  STATEMENTS  OF  STOCKHOLDER'S  EQUITY  (DEFICIT) For The Years
                Ended June 30, 1997, 1996 And 1995
                             (Dollars In Thousands)
================================================================================

                                                           Additional
                                         Common Stock      Paid-in
                                         ------------
                                      Shares     Amount    Capital
                                      ------    -------    ------

Balances, June 30, 1994 ............   1,000    $   469      $-

 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1995 ............   1,000        469      --


 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1996 ............   1,000        469      --

 Net loss ..........................    --         --        --
                                      ------    -------    ------

Balances, June 30, 1997 ............   1,000    $   469      $-
                                      ======    =======    ======


                                    Retained
                                    Earnings
                                      (Deficit)    Total
                                      -------    -------

Balances, June 30, 1994 ............  $  (475)   $    (6)

 Net loss ..........................   (4,936)    (4,936)
                                      -------    -------

Balances, June 30, 1995 ............   (5,411)    (4,942)

 Net loss ..........................   (4,559)    (4,559)
                                      -------    -------

Balances, June 30, 1996 ............  $(9,970)   $(9,501)

 Net loss ..........................   (7,145)    (7,145)
                                      -------    -------

Balances, June 30, 1997 ............ $(17,115)  $(16,646)
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
================================================================================

                                                       Year Ended June 30,
                                                            --------
                                                    1997       1996       1995
                                                 --------   --------   --------
Cash flows from operating activities:
 Net income (loss) ............................  $ (7,145)  $ (4,559)  $ (4,936)
                                                 --------   --------   --------
 Adjustments  to  reconcile  net  income
   (loss) to net  provided  by (used by)
   operating activities:
  Provision for losses on related
   party receivables ..........................       220        601      1,592

  Depreciation and amortization ...............     3,568      3,491      3,373
  (Gain) loss on sale of equipment ............      (129)        11         (2)
(Increase) decrease in operating assets:
  Receivables .................................       233        185       (387)
  Inventories .................................        46         86       (108)
  Prepaid expenses ............................       322        241       (339)
  Deposits and other ..........................       (12)       (41)       (92)

Increase (decrease) in operating liabilities:
  Accounts payable, net of amounts
   for capital expenditures....................      (409)         3       (144)
  Accrued interest ............................     3,528        (21)       135
  Accrued expenses ............................       313        247        581
  Management fees due to Becker Gaming, Inc. ..       665      1,395      3,099
                                                 --------   --------   --------

    Total adjustments .........................     8,345      6,198      7,708
                                                 --------   --------   --------

    Net cash provided by operating activities .     1,200      1,639      2,772
                                                 --------   --------   --------

Cash flows from investing activities:
  Note receivable issued to CQC ...............      --         --       (1,200)
  Capital expenditures, net of amounts in
   accounts payable ...........................      (501)      (190)   (24,253)
  Increase in receivable from Becker Gaming,
   Inc. ........................................     (569)    (2,065)    (4,154)
  Net (additions to) reductions in restricted
    cash equivalents ..........................      --         --       26,102
  Proceeds from assets sales ..................        67         15        104
                                                 --------   --------   --------

    Net cash used in investing activities .....    (1,003)    (2,240)    (3,401)
                                                 --------   --------   --------

Cash flows from financing activities:
  Proceeds from borrowing under notes payable .       900        --       2,250
  Principal payments on notes payable .........      (193)      (208)      (199)
  Payments under capital lease obligations ....       (14)        (4)       (32)
                                                  --------   --------   --------

    Net cash provided by  (used in) financing
   activities .................................       693       (212)     2,019
                                                 --------   --------   --------
    Net increase (decrease) in cash and cash
   equivalents ................................       890       (813)     1,390

Cash and cash equivalents, beginning of
  the year ....................................     4,591      5,404      4,014
                                                 --------   --------   --------

Cash and cash equivalents, end of the year ....  $  5,481   $  4,591   $  5,404
                                                 ========   ========   ========

The accompanying notes are an integral part of these financial statements.

================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS



1.Summary Of Significant Accounting Policies:

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

In connection with the financing transaction more fully discussed in Note 6, the stockholders of AC exchanged all of their stock in the Company for stock of Becker Gaming, Inc. ("BGI") (the "Reorganization") and, effective June 1, 1994, AC became a wholly owned subsidiary of BGI. BGI has no independent activities other than providing management and administrative services to, and exploring and developing business opportunities for its subsidiaries, and serves as a holding company for AC and the following entities:

     * Capitol Queen & Casino, Inc. ("CQC"), a Missouri corporation formed to develop a riverboat casino in Jefferson City, Missouri (the "Capitol Queen").

     * Sunset Coin, Inc. ("SC"), a Nevada corporation which operates a Las Vegas gaming machine route and service business.

     * Becker Gaming Group ("BGG"), a Nevada corporation which, together with its wholly owned subsidiary Innerout, Inc., owns and operates restaurants and bars in Las Vegas under the "Charlie's" name, each of which offers gaming machines.


Subsequent to the Reorganization, certain overhead expenses of the Company (primarily related to executive compensation), have been eliminated. However, effective June 1, 1994, the Company is required to pay a management fee to BGI in connection with executive services equal to a percentage of the Company's gross operating revenues. Under the AC Indenture, no management fees will be paid by AC until AC has attained a specified fixed charge coverage ratio of 2.25 to 1. However, such fees accrue without interest, until paid. See Note 9 of AC's Notes to Financial Statements.


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


Promotional Allowances
----------------------

The retail value of hotel accommodations, food, beverage and gift shop items provided to customers without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing such promotional allowances have been classified as gaming expenses through interdepartmental allocations, as follows:

                                                Years Ended June 30,
                                          1997             1996             1995
                                          ----             ----             ----
Hotel .......................       $  349,000       $  261,000       $  164,000
Food and Beverage ...........        4,094,000        3,824,000        2,260,000
                                     ---------        ---------        ---------

                                    $4,443,000       $4,085,000       $2,424,000
                                    ==========       ==========       ==========

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

Building, building improvements and land improvements are depreciated using the straight-line method over estimated useful lives of 5 to 40 years. Furniture and equipment are depreciated using straight-line and declining balance methods over estimated useful lives of 5 to 10 years.

Financing Costs
---------------

Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method.

Preopening Expense
------------------

Certain preopening costs, consisting principally of personnel costs, training and other costs directly associated with the opening of a new hotel-casino or significant expansions of the existing hotel-casino are capitalized and charged to expense over a period not to exceed one year following the commencement of related operations. During the year ended June 30, 1994, the Company capitalized $27,000 of preopening costs which were amortized during the year ended June 30, 1995 after the expansion was completed. During the years ended June 30, 1997 and 1996, the Company did not capitalize any preopening costs.

Federal Income Taxes
--------------------

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

In connection with the Reorganization, beginning June 1, 1994, the Company is included in the consolidated federal income tax returns filed by BGI. AC's tax allocation is based on the amount of tax it would incur if it filed a separate return.

Reclassifications
-----------------

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

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

On November 7, 1995, voters in Jefferson City rejected an ordinance permitting riverboat gambling, reversing the vote of an earlier election in which Jefferson City voters approved riverboat gambling. Management subsequently abandoned the project and is currently looking for alternative uses for the riverboat, including opportunities to sell or lease it to another operator.

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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996 and May 15, 1997 and AC (which has guaranteed the CQC Notes as more fully described below) did not have available funds to advance on behalf of CQC.

Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November 15. AC was not able to make its scheduled interest payment of $3,300,000 on May 15, 1997 and SC (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC. AC is also in default of certain covenants under the AC Notes as more fully described in Note 6. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described below) to repay the AC Notes on a current basis and satisfy its guarantee obligation (as more fully described below) with respect to the CQC Notes.

The CQC Notes are guaranteed by AC (which guarantee is subject to release only upon licensing of the Capitol Queen, which is not expected). The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion, which management believes has been satisfied, and the attainment of a fixed-coverage ratio by AC of 2.25 to 1 following the completion of the Expansion, which has not been satisfied). The amount and extent of AC's guaranty of the CQC Notes is in dispute. Legal counsel has advised management that, under the terms of CQC indenture regarding fraudulent conveyance, the guarantee liability of AC is not expected to be material.

On July 3, 1997 CQC received a notice of acceleration (the "Notice") from the trustee and collateral agent for the CQC Notes. Pursuant to section 6.02 of the indenture governing the CQC Notes, due to certain violations of the indenture (as more fully described above), all of the outstanding CQC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

On September 5, 1997, AC received a notice of acceleration from the trustee and collateral agent for the AC Notes. Pursuant to section 6.02 of the indenture governing the AC Notes, due to certain violations of the indenture (as more fully described in Note 6), all of the outstanding AC Notes are immediately due and payable together with all accrued and unpaid interest thereon.

CQC continues to market its riverboat assets to prospective buyers. Management of the Company, AC and CQC are currently undergoing discussions with an informal committee representing the holders of the AC Notes and CQC Notes (the "Bondholder Committee") regarding a proposed restructuring plan. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. The proposed restructuring plan therefore contemplates, amongst other terms and conditions, (i) liquidation of CQC's remaining assets for the benefit of the CQC bondholders, (ii) a limited cash payment by AC as full and complete satisfaction of AC's guaranty of the CQC Notes, and (iii) AC's issuance of a reduced amount of new notes as full and complete satisfaction of the existing AC Notes. However, no satisfactory offers for the riverboat are currently available, and no agreement has been reached with the Bondholder Committee regarding the proposed restructuring plan. Accordingly, these matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1997 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.



3.Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the years ended June 30, 1997, 1996 and 1995:


                                               1997         1996         1995
                                               ----         ----         ----
    ..................................
Interest paid, net of amounts
  capitalized ........................   $3,747,000   $7,116,000   $7,115,000
                                         ==========   ==========   ==========

Capitalized lease obligations
  incurred ...........................   $   17,000   $   34,000   $    9,000
                                         ==========   ==========   ==========
Assets acquired through issuance of
  long-term debt ................ ....   $1,748,000   $     --     $     --
                                         ==========   ==========   ==========
Net transfer of assets and related
  liabilities from Becker Gaming, Inc.   $     --     $     --     $   25,000
                                         ==========   ==========   ==========

4.Accrued Expenses:

Major classes of accrued expenses consist of the following as of June 30, 1997 and 1996:

                                                1997         1996
                                                ----         ----

     Wages payable and accrued salaries   $  824,000   $  811,000
     Accrued vacation .................      336,000      306,000
     Group insurance ..................      447,000      352,000
     Gaming taxes .....................      221,000      239,000
     Payroll and other taxes ..........      356,000      405,000
     Charlie Card slot club liability .      221,000            -
     Progressive slot and table games .
      liability .......................      124,000       88,000
     Other accrued expenses ...........      113,000      128,000
                                             -------      -------
                                          $2,642,000   $2,329,000
                                          ==========   ==========


5.Notes Payable:

Notes payable consist of the following as of June 30, 1997 and 1996:

                                                           1997         1996
                                                           ----         ----
 Related parties:
      Notes payable to SC with interest at 5.56%
      uncollateralized and due May 1998 ............ $2,250,000   $2,250,000

      Note payable to SC with interest at 4.50%
      uncollateralized and due January, 1998 .....      900,000         -

 Nonrelated parties:
      5.96% note payable in monthly
      installments of $21,616, including interest,
      through December, 1997, uncollateralized ....  $  106,000   $  110,000
                                                     ----------   ----------

                                                      3,256,000    2,360,000

                   Less current portion ...........  (3,256,000)  (2,360,000)

                                                     $    -       $     -
                                                     ==========   ==========

6.Long-Term Debt:

Long-term debt consists of the following as of June 30, 1997 and 1996:

                                                      1997          1996
                                                      ----          ----
12.75% note payable with interest and
     principle due in monthly installments
     through May, 2002 collateralized by
     various slot equipment of AC and
     personal guarantees of the
     stockholders BGI ......................   $ 1,540,000   $     -

Othernotes  payable due in monthly  principle
     only  installments  through June,
     1998 collateralized by slot
     machine equipment of the company ......       208,000         -

12%  First  Mortgage  Notes Due November 15,
     2000 (the "AC Notes") with interest
     payable semiannually classified as
     currently payable due to defaults under
     covenants (see below) .................    55,000,000    55,000,000
                                                ----------    ----------
                                                56,748,000    55,000,000

                    Less current portion ...   (55,464,000)  (55,000,000)

                                               $ 1,284,000   $     -
                                               ===========   ============


On November 18, 1993, the Company completed a private placement of the AC Notes. The offering generated net proceeds of approximately $33,684,000 (after deducting debt financing costs and approximately $16,791,000 used to repay principal and accrued interest to a bank which was due and payable on November 18, 1993). The AC Notes are guaranteed by SC (which guarantee is subject to release upon completion of the Expansion which management believes has been satisfied and the attainment of a fixed coverage ratio by the Company of 2.25 to 1, following the completion of the Expansion, which has not been satisfied) and are collateralized by a first mortgage on substantially all of assets of the Company, including the Expansion.

As of June 30, 1997, AC is in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture; (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture (which advances remain outstanding at June 30, 1997); (iii) beginning in the fourth quarter of fiscal 1997, exceeding the amount of new indebtedness allowed for under the Indenture; (iv) beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth Ratio of 1.5 to 1.0, as defined in the Indenture; and (v) AC did not make its required semi-annual interest payment of $3,300,000 on May 15, 1997. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement defined in the Indenture. Under the terms of the Indenture, AC is technically required to offer to buy back $33,000,000 of the outstanding AC Notes at June 30, 1997 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. AC has not made such offer and does not intend to do so while the discussions with the Bondholder Committee are in process. As a result of these defaults under covenants and demand for payment made by the Trustee, the AC Notes have been classified as currently payable in the accompanying financial statements. Management's plans are more fully described in Note 2.

The Indenture governing the AC Notes limits the use of the net proceeds from the offering to fund the cost of the Expansion. The proceeds were placed in escrow with a trustee pending draw- downs for qualifying project expenditures and are classified as restricted cash, in escrow account, in the accompanying financial statements. The AC Notes are not subject to mandatory redemption, except upon a change of control, decline in tangible net worth, or certain assets sales, all as defined in the Indenture. The Company has the option to redeem the AC Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999.

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

Maturities of long-term debt at June 30, 1997 (including the AC Notes which have been classified as current) are as follows:


      1998              $55,464,000
      1999                  270,000
      2000                  304,000
      2001                  348,000
      2002                  362,000
Thereafter                      -
                        -----------

                        $56,748,000
                        ===========


7.Income Taxes:

For the fiscal years ended June 30, 1997, 1996 and 1995, the Company incurred net operating losses for federal income tax purposes, and accordingly, these financial statements do not include a provision for federal income taxes.

The components included in determining the provision for income taxes are shown below for the years ended June 30, 1997, 1996 and 1995:

                                             1997           1996           1995
                                             ----           ----           ----
Tax provision at federal income tax
     statutory rate ...............   $(2,429,000)   $(1,550,000)   $(1,678,000)

Increase (decrease) in taxes
     resulting from:
     Unrecognized tax benefit from
     net operating losses .........     2,373,000      1,489,000      1,633,000
     Other ........................        56,000         61,000         45,000
                                           ------         ------         ------

     Income tax provision             $      --      $      --      $      --
                                      ===========    ===========    ===========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred tax liabilities and assets as of June 30, 1997 and 1996 were as follows:
                                                  1997           1996
                                                  ----           ----
Liabilities
-----------
Depreciation ...........................   $   960,000    $   542,000
                                           -----------    -----------


Assets
------
Allowances for bad debts ...............       820,000        745,000
Federal net operating loss carryforwards     5,836,000      3,119,000
                                             ---------      ---------

         Total deferred tax assets .....     6,656,000      3,864,000

Valuation allowance ....................    (5,696,000)    (3,322,000)
                                            ----------     ----------

         Net deferred taxes ............   $      --      $      --
                                           ===========    ===========

As of June 30, 1997, the Company had a federal net operating loss carryforward of approximately $17,165,000 which expires between 2009 and 2012.

8.Leases And Commitments:

The Company has entered into capital lease agreements whereby the Company leases various equipment under three-and five-year leases which expire at various dates through 2001.

Property and equipment includes the following property leased under capital leases as of June 30, 1997 and 1996:

                                    1997        1996
                                    ----        ----
Equipment ...................   $ 60,000    $ 43,000
Less accumulated depreciation     (9,000)     (3,000)
                                  ------      ------

                                $ 51,000    $ 40,000
                                ========    ========


The Company leases office space under a 10-year operating lease, which expires in 1998, from Charleston Heights Shopping Center ("CHSC"), a company related through common ownership, as more fully described in Note 9.

Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at June 30, 1997:

                                                 Capital Lease  Operating Leases
                                                 -------------  ----------------
1998                                                   15,000       $226,000
1999                                                   15,000           --
2000                                                   14,000           --
2001                                                    4,000           --
----                                                    -----          -----

       Total minimum lease payments ..........       $ 48,000       $226,000
                                                                    ========

Less amount representing interest ............         (7,000)
                                                        -----
       Present value of net minimum
        lease payments .......................         41,000

Less current portion .........................        (12,000)
                                                      -------

       Obligations under capital leases              $ 29,000
                                                     ========

Aggregate rental expense under operating leases for the years ended June 30, 1997, 1996 and 1995 was $222,000, $217,000 and $191,000, respectively.

The following balances due to or from related parties existed as of June 30, 1997 and 1996. The identified related parties are stockholders of the Company or affiliated companies related through common ownership.

                                  June 30, 1997
================================================================================
                                   Current     Noncurrent      Notes
                               Receivables    Receivables    Receivable
                               -----------    -----------   -----------
Former Stockholders of the
Company .....................  $    22,000    $   165,000          --
BGI .........................    2,584,000           --     $ 4,416,000
Sunset Coin .................      (63,000)          --            --
Becker Vending ..............      (15,000)          --            --
Becker Enterprises ..........        1,000           --            --
CQC .........................    1,213,000           --       1,200,000
BGG:
    Charlie's Lakeside ......        5,000           --            --
    Charlie's Bar ...........       16,000           --            --
    Cantina Charlie's .......       19,000           --            --
    Cariba Charlie's ........       26,000         45,000          --
    Charlie's Saloon ........       11,000           --            --
    Charlie's Down Under ....       59,000           --            --

                               -----------    -----------   -----------
Total .......................    3,878,000        210,000     5,616,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ........   (1,213,000)          --      (1,200,000)
                               -----------    -----------   -----------


                               $ 2,665,000    $   210,000   $ 4,416,000
                               ===========    ===========   ===========

                                   Management
                                    Fee and                  Subordinated
                                    Accounts      Notes        Notes
                                    Payable      Payable      Payable
                                    ----------   ----------   ----------
Former Stockholders of the
Company .........................   $     --     $     --     $5,000,000
BGI .............................    5,347,000         --           --
Sunset Coin .....................         --      3,150,000         --
Becker Vending ..................         --           --           --
Becker Enterprises ..............         --           --           --
CQC .............................         --           --           --
BGG:
    Charlie's Lakeside ..........         --           --           --
    Charlie's Bar ...............         --           --           --
    Cantina Charlie's ...........         --           --           --
    Cariba Charlie's ............         --           --           --
    Charlie's Saloon ............         --           --           --
    Charlie's Down Under ........         --           --           --

                                    ----------   ----------   ----------
Total ...........................    5,347,000    3,150,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ............         --           --           --

                                    ----------   ----------   ----------
                                    $5,347,000   $3,150,000   $5,000,000
                                    ==========   ==========   ==========

                                  June 30, 1996
================================================================================
                                     Current        Noncurrent       Notes
                                    Receivables     Receivables    Receivable
                                    -----------    -----------   -----------

Former Stockholders of the
Company ..........................  $    14,000    $   165,000   $      --
BGI ..............................    1,400,000        747,000     4,416,000
Sunset Coin ......................       47,000           --            --
Becker Vending ...................         --             --            --
Becker Enterprises ...............        1,000           --            --
CQC ..............................      993,000           --       1,200,000
BGG:
    Charlie's Lakeside ...........       (7,000)          --            --
    Charlie's Bar ................       10,000           --            --
    Cantina Charlie's ............       11,000           --            --
    Cariba Charlie's .............       13,000         75,000          --
    Charlie's Saloon .............        6,000           --            --
    Charlie's Down Under .........       44,000           --            --
                                    -----------    -----------   -----------
Total ............................    2,532,000        987,000     5,616,000
Less:  Allowance for doubful
        collection of amounts
        due from CQC .............     (993,000)          --      (1,200,000)
                                    -----------    -----------   -----------
                                    $ 1,539,000    $   987,000   $ 4,416,000
                                    ===========    ===========   ===========

                                     Management Fee             Subordinated
                                      and Accounts    Notes        Notes
                                         Payable     Payable      Payable
                                      ----------   ----------   ----------

Former Stockholders of the
Company ...........................   $    4,000   $     --     $5,000,000
BGI ...............................    4,682,000         --           --
Sunset Coin .......................         --     $2,250,000         --
Becker Vending ....................         --           --           --
Becker Enterprises ................         --           --           --
CQC ...............................         --           --           --
BGG:
    Charlie's Lakeside ............         --           --           --
    Charlie's Bar .................         --           --           --
    Cantina Charlie's .............         --           --           --
    Cariba Charlie's ..............         --           --           --
    Charlie's Saloon ..............         --           --           --
    Charlie's Down Under ..........         --           --           --

                                      ----------   ----------   ----------
Total .............................    4,686,000    2,250,000    5,000,000

Less:  Allowance for doubful
        collection of amounts
        due from CQC ..............         --           --           --
                                      ----------   ----------   ----------


                                      $4,686,000   $2,250,000   $5,000,000
                                      ==========   ==========   ==========


CHSC owns the land on which the Company's administrative offices are located and, prior to the Reorganization, CLC owned the land on which the Company's operations are located. Rent expense paid to CHSC and CLC and included in results of operations of the Company was $222,000, $217,000 and $191,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The rental fees include the cost of insurance, taxes and common area maintenance on the land.

Receivables from BGG, stockholders of the Company and BGI bear interest at 8.0%, 4.5% and 6.0%, respectively. Interest income from related parties was $265,000, $245,000 and $168,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

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

During the years ended June 30, 1995 and 1997, the Company borrowed $2,250,000 and $900,000, respectively from SC for general working capital purposes. As described in Note 5 these obligations are due in 1998 with interest payable at 5.56% and 4.50%, respectively.

Interest expense incurred under related party notes was $651,000, $633,000 and $550,000 for the years ended June 30, 1997, 1996 and 1995, respectively. As of June 30, 1997 and 1996 accrued interest expense under related party notes was $397,000 and $169,000, respectively.

In May, 1995, CQC borrowed $1,200,000 from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due May, 1996 with interest at the rate of 5.56%. Due to the current financial condition of CQC, management has determined that collectibility of the note, and of other advances of $301,000
(1995),   $692,000  (1996)  and  $220,000  (1997)  made  to  CQC,  is  doubtful.
Accordingly, provisions were made to fully reserve the advances and note payable and losses have been recorded in the accompanying financial statements as payments under guarantee obligations.

The Company has advanced to BGI an aggregate of approximately $6,364,000 to fund BGI's operating expenses from June 1994 through June 1997 of which $4,416,000 represented notes receivable that are interest bearing and have been classified as noncurrent based on management's expectation for the timing of repayments from BGI. At June 30, 1997, accrued interest receivable on the interest bearing portion of the advances to BGI totaled $636,000. The matters described in Note 2 raise substantial doubt about the ability of BGI's principal subsidiaries (and, thus BGI) to continue as a going concern. Accordingly, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from BGI will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at June 30, 1997.

At June 30, 1997, the Company owed BGI approximately $5,347,000 in accrued management fees. Under the terms of the indenture governing the AC Notes, these fees cannot be paid to BGI until a specified fixed charge coverage ratio is achieved.

Due to the decision to suspend development of CQC's riverboat casino project and sell its assets, the majority of BGI's management and administrative services are anticipated to benefit AC in the future. Accordingly, in late March 1995,
BGI transferred approximately 40 employees involved in accounting and administrative functions from BGI to AC. These employees were originally employees of AC and were transferred to BGI in June 1994, when the Reorganization became effective. In connection with this transfer, in October 1995, the Company temporarily reduced the amount of the BGI management fee to a net 1.0% of AC's gross revenues (previously 5.0% of gross revenues) based on the reduction in services it will receive from BGI in the future. Such reduced management fees continue to be in effect at June 30, 1997.

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

The Company recorded charges for contributions of $548,000, $495,000 and $395,000 for the years ended June 30, 1997, 1996 and 1995, respectively.


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

Management is unable to determine a fair value for the outstanding $55,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 of Arizona Charlie's, Inc. (the "AC Notes") or the outstanding $20,000,000 principal amount ($17,908,000 carrying amount at June 30, 1997) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"), which are guaranteed by AC. As of June 30, 1997 the effective interest rate of the AC
Notes  was 12%.  It is not  practicable  to  determine  the fair  value of these financial instruments due to the debt covenant violations and related uncertainties involved in negotiations with the holders of AC Notes and CQC Notes, as more fully discussed in Note 2.

--------------------------------------------------------------------------------
                                                                     SCHEDULE II

                          CAPITOL QUEEN & CASINO, INC.

              VALUATION   AND  QUALIFYING  ACCOUNTS For The Years Ended June 30,
                          1997, 1996 And 1995

                                                                       Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
--------------------------------------  -----------   -----------   -----------

Deferred tax asset valuation allowance
 Year ended June 30, 1997 ............  $ 6,994,000   $      --     $   377,000
                                        ===========   ===========   ===========

 Year ended June 30, 1996 ............  $ 4,420,000   $      --     $ 2,574,000
                                        ===========   ===========   ===========

 Year ended June 30, 1995 ............  $ 1,181,000   $      --     $ 3,239,000
                                        ===========   ===========   ===========

                                                      Balance at
                                                      End of
                 Description            Deductions    Year
--------------------------------------  -----------   --------
Deferred tax asset valuation allowance

 Year ended June 30, 1997 ............  $      --     $ 7,371,000
                                        ===========   ===========

 Year ended June 30, 1996 ............  $      --     $ 6,994,000
                                        ===========   ===========

 Year ended June 30, 1995 ............  $      --     $ 4,420,000
                                        ===========   ===========

--------------------------------------------------------------------------------

                                                                     SCHEDULE II

                             ARIZONA CHARLIE'S, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                For The Years Ended June 30, 1997, 1996 And 1995

                                                                       Additions
                                                          ----------------------
                                             Balance at  Charged to   Charged to
                                             Beginning   Costs and    Other
               Description                   of Year     Expenses     Accounts
               -----------                   -------     --------     --------

Allowance for doubtful accounts:

  Year ended June 30, 1997 ..............  $2,193,000   $  220,000   $     --
                                            ==========   ==========   ==========
  Year ended June 30, 1996 ..............  $1,592,000   $  601,000   $     --
                                            ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $     --     $1,592,000   $     --
                                            ==========   ==========   ==========

                                                            Balance at
                                                            End of
               Description                     Deductions   Year
               -----------                     ----------   ----
Allowance for doubtful accounts:

  Year ended June 30, 1997 .............       $     --     $2,413,000
                                               ==========   ==========

  Year ended June 30, 1996 .............       $     --     $2,193,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $1,592,000
                                               ==========   ==========

Deferred Tax Asset Valuation Allowance:
  Year ended June 30, 1997 ..............  $3,322,000   $     --     $2,374,000
                                            ==========   ==========   ==========

  Year ended June 30, 1996 ..............  $1,840,000   $     --     $1,482,000
                                            ==========   ==========   ==========

  Year ended June 30, 1995 ..............  $  213,000   $     --     $1,627,000
                                            ==========   ==========   ==========

Deferred Tax Asset Valuation Allowance:
  Year ended June 30, 1997 .............       $     --     $5,696,000
                                               ==========   ==========

  Year ended June 30, 1996 .............       $     --     $3,322,000
                                               ==========   ==========

  Year ended June 30, 1995 .............       $     --     $1,840,000
                                               ==========   ==========

--------------------------------------------------------------------------------
                                    EXHIBITS
                                    --------

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

    10.18 First Supplemental Indenture dated January 1, 1995 among Capitol Queen, as issurer, Arizona Charlie's, as guarantor, and IBJ, as trustee.

    10.19  Assets  Purchase   agreement  dated  April  10,  1995  between  Aerie
           Riverboat Casino of Missouri, Inc., as buyer, and Capitol Queen, as seller.

    10.20 Letter agreement dated December 5, 1994 among BGI and Cathryn Simmons, Public Issue Management, Inc., Byron Neal Fox and Cynthia L. Pegner, Richard Moore, Byron Neal Fox, P.C., David Chernoff, Oscar B. Goodman, Eckley M. Keach, Ronald E. Partee and Carol Partee, and Fox & Partee.*

----------
* All Exhibits are incorporated by reference to the Company's Registration Statement on Form S-4 (33-75806) declared effective by the Securities and Exchange Commission on May 20, 1994.

     (b)  Reports on Form 8-K
          None.

--------------------------------------------------------------------------------