Form 10-Q
period 1997-09-30
CAPITOL QUEEN & CASINO INC
filed 1997-11-19
CIK 919566

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

                 For the quarterly period ended: September 30, 1997


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

                                             Outstanding at
Class of common stock                        October 31, 1997
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

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                   FORM 10-Q
                                      INDEX



PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


CAPITOL QUEEN & CASINO, INC.
----------------------------
Balance Sheets as of September 30, 1997 and June
30, 1997........................................................
Statements of Loss Incurred During the
Development Stage for the Three-Month Periods
Ended September 30, 1997 and 1996 and
for the Three-Month Periods Ended September 30,
1997 and 1996 and for the period from
January 20, 1993 (the date of inception)
through September 30, 1997.......................................
Statements of Cash Flows for the Three-Month
Periods Ended September 30, 1997 and 1996
and for the period from January 20,
1993 (the date of inception) through
September 30, 1997...............................................
Notes to Financial Statements...................................


ARIZONA CHARLIE'S, INC.
-----------------------
Balance Sheets as of September 30, 1997 and
June 30, 1997...................................................
Statements of Income and Retained Earnings
(Deficit) for the Three-Month Periods Ended
September 30, 1997 and 1996
and for Three-Month Periods Ended September 30,
1997 and 1996...................................................
Statements of Cash Flows for the Three-Month
Periods Ended September 30, 1997 and 1996...........................
Notes to Financial Statements...................................


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Capitol Queen & Casino, Inc.....................................
Arizona Charlie's, Inc. ........................................


PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................
Item 5. Other Information .......................................
Item 6. Exhibits and Reports on Form 8-K.........................

SIGNATURES.......................................................

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                     ASSETS


                                                        September 30,   June 30,
                                                                1997      1997
                                                             -------   -------
                                                               (Unaudited)
Current assets:


  Restricted cash, in escrow account ....................      $  31    $   31
                                                             -------   -------

      Total current assets ...............................        31        31
                                                             -------   -------

Other assets:

  Assets held for sale ...................................     7,754     7,754
  Financing costs, net of accumulated
    amortization of $478 at September 30,
    1997 and $445 at June 30, 1997 .......................       439       472
                                                             -------   -------

      Total other assets .................................     8,193     8,226
                                                             -------   -------

      Total assets .......................................   $ 8,224   $ 8,257
                                                             =======   =======


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                       September 30,    June 30,
                                                              1997        1997
                                                          --------    --------
                                                       (Unaudited)

Current liabilities:

  Advances from related parties .......................   $  1,305     $ 1,226
  Accrued interest ....................................      6,561       5,788
  Notes payable to related parties ....................      1,200       1,200
  Long-term debt classified as current,
    net of unamortized original issue discount
    of $1,975 and $2,092, respectively ................     18,025      17,908
                                                          --------    --------
         Total current liabilities ....................     27,091      26,122
                                                          --------    --------
         Total liabilities ............................     27,091      26,122
                                                          --------    --------
Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding ......       --          --
  Additional paid-in capital ..........................     12,732      12,732
  Deficit accumulated during development stage ........    (31,599)    (30,597)
                                                          --------    --------
      Total stockholders' equity (deficit) ............    (18,867)    (17,865)
                                                          --------    --------

      Total liabilities and stockholders'
         equity (deficit) ..............................  $  8,224    $  8,257
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

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)



                                          Three Months Ended September 30,
                                                  1997       1996
                                               -------    -------
Revenues .............................              $-         $-

Operating expenses:
  Amortization of financing and
    other costs ......................               33         33
  Abandonment loss ...................               --         --
  Development costs ..................               79         73
                                                -------    -------

      Total operating expenses .......              112        106
                                                -------    -------

Operating loss .......................             (112)      (106)

Other income (expenses):
  Interest income ....................               --         --
  Interest expense ...................             (890)      (752)
  Interest capitalized ...............               --         --
                                                -------    -------

Total other (expense) ................             (890)      (752)
                                                -------    -------

Net loss before extraordinary item
                                                 (1,002)      (858)
Extraordinary item:
  Loss on early retirement of debt (no
    income tax benefit available) ....               --         --
                                                -------    -------
   Net loss ..........................          $(1,002)   $  (858)
                                                =======    =======

                                            For The Period
                                          January 20, 1993
                                            (The Date Of
                                             Inception)
                                              Through
                                           September 30,
                                               1997
                                       ------------------
Revenues ...........................                   $-


Operating expenses:
  Amortization of financing and
    other costs ....................                1,507
  Abandonment loss .................               10,426
  Development costs ................                2,070
                                       ------------------

      Total operating expenses .....               14,003
                                       ------------------
Operating loss                                    (14,003)

Other income (expenses):
  Interest income ..................                1,266
  Interest expense .................              (15,456)
  Interest capitalized .............                  683
                                       ------------------

Total other income (expense) .......              (13,507)
                                       ------------------

Net loss before extraordinary item .              (27,510)
                                       ------------------
Extraordinary item:
  Loss on early retirement of
     debt (no income tax benefit ...
     available) ....................               (4,089)
                                       ------------------

   Net loss ........................   $          (31,599)
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

                          CAPITOL QUEEN & CASINO, INC.

                    (A Development Stage Company And A Wholly
                    Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)





                                                  Three Months Ended
                                                     September 30,
                                                    1997       1996
                                                 -------    -------

Cash flows from development stage activities:
 Net loss ....................................   $(1,002)   $  (858)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...        33         33
 Amortization of original issue discount .....       117        135
 Abandonment losses and write-downs of assets
     held for sale ...........................        --         --
 Extraordinary loss on retirement of debt ....        --         --
 Increase (cash) provided decrease) in accounts
     payable and accruals, net of amounts for
     capital expenditures ....................       773        617
 Increase in advances from related parties ...        79         73
                                                 -------    -------
       Total adjustments .....................     1,002        858
                                                 -------    -------
       Net cash used in development
         stage activities ....................        --         --
                                                 -------    -------

Cash flows from investing activities:
 Capital expenditures, net of construction
     accounts payable .........................       --         --
 Deposits and other assets ....................
 Capitalization of preopening costs ...........       --         --
 Development costs ............................       --         --
 Net (additions to) reductions in restricted
     cash equivalents .........................       --         --

                                                 -------    -------
     Net cash provided by
       (used in) investing activities ........        --         --
                                                 -------    -------

Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..        --         --
 Proceeds from issuance of First Mortgage
     Notes, net of financing costs ...........        --         --
 Proceeds from borrowings under
    notes payable to  related parties ........        --         --
 Equity contribution from Becker Gaming, Inc.         --         --
      relating to sale of warrants ...........        --         --
                                                 -------    -------
     Net cash (used in cash) provided by
     financing activities ....................        --         --
                                                 -------    -------

     Net (decrease) increase in cash and cash
     equivalents .............................        --         --

Cash and cash equivalents, beginning of period        --         --
                                                 -------    -------

Cash and cash equivalents, end of period .....        --         --
                                                ========   ========

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...        $-         $-
                                                ========    ========
 Original issue discount that
    did not affect cash ......................        $-         $-
                                                ========    ========
 Equity contribution by Becker Gaming
    that did not affect cash .................        $-         $-
                                                ========    ========

                                                       For The Period
                                                      January 20, 1993
                                                        (The Date Of
                                                         Inception)
                                                           Through
                                                         September 30,
                                                              1997
                                                           --------

Cash flows from development stage activities:
 Net loss ....................................  $(31,599)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...     1,507
 Amortization of original issue discount .....     2,406
 Abandonment losses and write-downs of assets
     held for sale ...........................    10,486
 Extraordinary loss on retirement of debt ....     4,089
 Increase (decrease) in accounts payable and
     accruals, net of amounts for capital
     expenditures ............................     6,573
 Increase in advances from related parties ...     1,293
                                                 -------
       Total adjustments .....................    26,354
                                                 -------
       Net cash used in development
         stage activities ....................    (5,245)
                                                 -------

Cash flows from investing activities:
 Capital expenditures, net of construction
     accounts payable .........................  (12,936)
 Deposits and other assets ....................      (60)
 Capitalization of preopening costs ..........      (340)
 Development costs ...........................      (553)
 Net (additions to) reductions in restricted
     cash equivalents .........................      (32)
                                                 -------
     Net cash provided by
       (used in) investing activities ........   (13,921)
                                                 -------

Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..   (20,200)
 Proceeds from issuance of First Mortgage
     Notes, net of financing costs ...........    30,666
 Proceeds from borrowings under
    notes payable to  related parties ........     1,200
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ...........     7,500
                                                 -------
     Net cash (used in cash) provided by
     financing activities ....................    19,166
                                                 -------

     Net (decrease) increase in cash and cash
     equivalents .............................        --

Cash and cash equivalents, beginning of period        --
                                                 -------

Cash and cash equivalents, end of period .....        --
                                                ========

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...  $  5,807
                                                ========
 Original issue discount that
    did not affect cash ......................  $  7,500
                                                ========
 Equity contribution by Becker Gaming
    that did not affect cash .................  $  5,233
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

                           CAPITOL QUEEN & CASINO, INC.
          (A Development Stage Company And A Wholly Owned Subsidiary Of
                              Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------



1)   Basis of Presentation:

Capitol Queen & Casino, Inc. ("CQC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1997.

2)   Arizona Charlie's, Inc. Bankruptcy Filing

Arizona Charlie's, Inc., ("AC"), is a wholly owned subsidiary of BGI, is the guarantor of certain debt of CQC. On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of such CQC debt and certain debt of AC, which is more fully described in Note 3.


3)   Missouri   Gaming  License,  Default  Under  Indebtedness,
     Management's Plans, and  Going     Concern:

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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997 and November 15, 1997 and AC (which has guaranteed the CQC Notes as more fully described in below) did not have available funds to advance on behalf of CQC.

Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November 15. AC was not able to make its scheduled interest payments of $3,300,000 on May 15, 1997 and November 15, 1997 and Sunset Coin, Inc. ("SC"), another wholly owned subsidiary of BGI (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC. AC is also in default of certain covenants under the AC Notes. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as a result of the above-described circumstances. AC does not have sufficient financial resources including a guarantee of the AC Notes by SC, (as more fully described below) to repay the AC Notes on a current basis and satisfy its guarantee obligation (as more fully described below) with respect to the CQC Notes.

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

On July 3, 1997 the Company received a notice of acceleration (the "Notice") from the trustee and collateral agent for the CQC Notes. Pursuant to section
6.02 of the Indenture, due to certain violations of the Indenture by the Company (as more fully described above) all of the outstanding CQC Notes are immediately due and payable, together with all accrued and unpaid interest thereon. Accordingly, the CQC Notes have been classified as currently payable at September 30, 1997.

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

CQC continues to market its riverboat assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of CQC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1997 financial statements of CQC do not include any adjustment that might result from the outcome of this uncertainty.


4)   Assets Held For Sale:

At September 30, 1997, CQC had $7,754,000 of assets held for sale, consisting of land and riverboat assets which were written down to a carrying value based on management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.



================================================================================
                      ARIZONA CHARLIE'S, INC.

               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                                 BALANCE SHEETS
                             (Dollars In Thousands)



                                     ASSETS


                                               September 30,  June 30,
                                                     1997        1997
                                                 --------    --------
                                                 (unaudited)
Current assets:

   Cash and cash equivalents .................   $  6,089    $  5,481
   Restricted cash, in escrow account ........         10          10
   Trade and other accounts receivable .......        243         240
   Receivable from related  parties ..........      2,862       2,665
   Inventories ...............................        520         529
   Prepaid expenses ..........................        799         985
                                                 --------    --------
     Total current assets ....................     10,523       9,910
                                                 --------    --------

Property and equipment:

   Building and improvements .................     37,490      37,490
   Furniture and equipment ...................     24,974      23,916
   Land improvements .........................      1,629       1,629
                                                 --------    --------
                                                   64,093      63,035
   Less, accumulated  depreciation ...........    (19,041)    (18,303)
                                                 --------    --------
                                                   45,052      44,732
   Land ......................................        208         208
                                                 --------    --------
       Net property and equipment ............     45,260      44,940
                                                 --------    --------

Other assets:

   Receivable from related party, noncurrent..        210         210
   Deposits and other ........................        542         544
   Note receivable from related party.........      4,416       4,416
   Financing costs, less accumulated
   amortization of $2,063 at September 30,
   1997 and $1,923 June 30, 1997 .............      1,797       1,937
                                                 --------    --------
       Total other  assets ...................      6,965       7,107
                                                 --------    --------
       Total assets ..........................   $ 62,748    $ 61,957
                                                 ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                September,   June 30,
                                                     1997        1997
                                                 --------    --------
                                               (unaudited)


Current liabilities:
   Trade accounts payable ....................   $  1,282    $  1,047
   Accrued expenses ..........................      2,952       2,642
   Accrued interest ..........................      6,503       4,522
   Management fees due Becker Gaming, Inc. ...      5,505       5,347
   Notes payable, current portion.............         43         106
   Notes payable to related party ............      3,150       3,150
   Current portion of obligations
     under capital leases ....................         24          12
   Current portion of long-term ..............        935         464
   Long-term debt classified as current due
     to default under covenants ..............     55,000      55,000
                                                 --------    --------
           Total current liabilities .........     75,394      72,290

Long-term debt, less current portion .........      1,441       1,284
Subordinated notes payable to prior
  stockholders ...............................      5,000       5,000
Obligations under capital leases,
  less current portion .......................         80          29
                                                 --------    --------
           Total liabilities .................     81,915      78,603
                                                 --------    --------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, no par value,
   2,500 shares authorized, 1,000
   shares issued and outstanding .............        469         469

  Retained earnings (deficit) ................    (19,636)    (17,115)
                                                 --------    --------

           Total stockholders' equity
           (deficit) .........................    (19,167)    (16,646)
                                                 --------    --------

           Total liabilities  and
           stockholders' equity (deficit) ....   $ 62,748    $ 61,957
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                Three Months Ended September 30,
                                                           1997            1996
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 11,574        $ 12,229
  Food and beverage ............................          3,129           3,501
  Hotel ........................................            647             761
  Gift shop ....................................            160             131
  Other ........................................            247             258
                                                       --------        --------
      Gross revenues ...........................         15,757          16,880
Less, promotional allowances ...................         (1,584)         (2,195)
                                                       --------        --------
      Net revenues .............................         14,173          14,685
                                                       --------        --------

Operating expenses:
  Gaming .......................................          3,914           4,488
  Food and beverage ............................          3,288           3,166
  Hotel ........................................            337             406
  Gift shop ....................................            138             124
  Advertising and promotion ....................          1,017           1,287
  Provision for losses on related party
     receivables ...............................             79              73
  General and administrative ...................          4,837           4,590
  Management fee - Becker Gaming, Inc. .........            158             169
  Rent expense paid to related party ...........             57              55
  Depreciation and amortization ................            911             858
                                                       --------        --------
      Total operating expenses .................         14,736          15,216
                                                       --------        --------
      Operating income (loss)...................           (563)           (531)
                                                       --------        --------

Other income (expenses):
  Interest income ..............................             68              68
  Interest expense .............................         (2,031)         (1,811)
  Gain (loss) on sale of assets .................            (5)             --
  Other, net ...................................             10              30
                                                       --------        --------
      Total other expenses .....................         (1,958)         (1,713)
                                                       --------        --------
      Income (loss) before taxes ...............         (2,521)         (2,244)
                                                       --------        --------
      Provision for income taxes ...............             --              --
                                                       --------        --------
      Net (loss) income .........................      ($ 2,521)       ($ 2,244)

Retained earnings (deficit),
  beginning of period ..........................        (17,115)         (9,970)
                                                       --------        --------

Retained earnings (deficit),
   end of period ...............................       ($19,636)       ($12,214)
                                                       ========        ========

The accompanying notes are an integral part of these financial statements.
================================================================================

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                Three Months Ended September 30,
                                                               1997        1996
                                                           --------    --------
Cash flows from operating activities:
    Net income (loss) ..................................   ($ 2,521)   ($ 2,244)

    Adjustments to reconcile net income
     (loss) to net cash provided by operating
     activities:
    Provision for losses on related party receivables ..         79          73
    Depreciation and amortization ......................        911         858

(Increase) decrease in operating assets:
    Trade and related party receivables ................       (200)        169
    Inventories ........................................          9          (6)
    Prepaid expenses ...................................        186         168
    Deposits and other .................................          2         (12)

Increase (decrease) in operating liabilities:
    Accounts payable ...................................        235         (87)
    Management fees due to Becker Gaming, Inc. .........        158         169
    Accrued interest and other expenses ................      2,291       2,326
                                                           --------    --------
       Total adjustments ...............................      3,671       3,658
                                                           --------    --------
        Net cash provided by operating activities ......      1,150       1,414
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures ...............................       (386)       (104)
    Increase in related party notes receivables ........         --        (406)
    Proceeds from assets sales .........................         13          --
                                                           --------    --------
       Net cash provided by
          investing activities .........................       (373)       (510)
                                                           --------    --------

Cash flows from financing activities:
    Principal payments on notes payable ................       (154)        (65)
    Payments under capital lease obligations ...........        (15)         (4)
                                                           --------    --------
       Net cash provided by
          financing activities .........................       (169)        (69)
                                                           --------    --------
       Net increase in cash and cash equivalents .......        608         835
Cash and cash equivalents, beginning of the period .....      5,481       4,591
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  6,089    $  5,426
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid ......................................   $     67    $    129
                                                           ========    ========
    Assets acquired through issuance of long-term debt
     and captal leases .................................   $    797    $     -
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

                              ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                        -------------




1)   Basis of Presentation:

Arizona Charlie's, Inc. ("AC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of AC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in AC's annual report on Form 10-K for the year ended June 30, 1997.

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


2)   Arizona Charlie's, Inc. Bankruptcy Filing

On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of certain debt, which is more fully described in Note 3.


3) Missouri Gaming License, Default Under Indebtedness, Management's Plans, and Going Concern:

Capitol Queen and Casino, Inc. ("CQC") was formed to develop, own and operate the "Capitol Queen" riverboat casino and related land-based facilities in Jefferson City, Missouri. On September 28, 1994, CQC was notified that its application for a gaming license was rejected by the Missouri Gaming Commission (the "Commission"). At the time CQC was notified of the Commission's decision, construction of the riverboat under contract with a shipbuilder was almost completed. CQC had also obtained the necessary permits for the land-based development portion of the project and performed certain dredging and other site preparation work. Immediately following the Commission's decision, management temporarily suspended further development of the Capitol Queen project, pending an appeal of the decision and legal remedies potentially available to the Company.

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

The remaining CQC Notes require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997 and November 15, 1997 and AC (which has guaranteed the CQC Notes as more fully described below) did not have available funds to advance on behalf of CQC.

Concurrent with the issuance of the CQC Notes, AC completed a private placement debt financing of $55,000,000 in principal amount of 12% First Mortgage Notes due November 15, 2000 (the "AC Notes"). The AC Notes require annual interest payments of $6,600,000, payable in equal installments semi-annually on May 15 and November 15. AC was not able to make its scheduled interest payment of $3,300,000 on May 15, 1997 and November 15, 1997 and Sunset Coin, Inc. ("SC"), another wholly owned subsidiary of BGI (which has guaranteed the AC Notes as more fully described below) did not have available funds to advance on behalf of AC. AC is also in default of certain covenants under the AC Notes. AC is restricted from selling assets under the covenants governing the AC Notes and management believes that access to additional capital from other sources is restricted as result of the above-described circumstances. AC does not have sufficient financial resources (including a guarantee of the AC Notes by SC, as more fully described below) to repay the AC Notes on a current basis and satisfy its guarantee obligation (as more fully described below) with respect to the CQC Notes.

The CQC Notes are guaranteed by AC (which guarantee is subject to release only upon licensing of the Capitol Queen, which is not expected). The AC Notes are guaranteed by SC (which guarantee is subject to release upon the attainment of a fixed-coverage ratio by AC of 2.25 to 1, which has not been satisfied). The amount and extent of AC's guaranty of the CQC Notes is in dispute. Legal counsel has advised management that, under the terms of CQC indenture regarding fraudulent conveyance, the guarantee liability of AC is not expected to be material.

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

As of September 30, 1997, AC was in default of certain debt covenants under the Indenture governing the AC Notes. These covenant violations include (i) a failure to meet a minimum Fixed Charge Coverage ratio, as defined in the Indenture; (ii) advances by AC to Becker Gaming, Inc. which exceed amounts allowed for under the Indenture (which advances remain outstanding at September 30, 1997); (iii) beginning in the fourth quarter of fiscal 1997, exceeding the amount of new indebtedness allowed for under the Indenture; (iv) beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth Ratio of 1.5 to 1.0, as defined in the Indenture; and (v) AC did not make its required semi-annual interest payments of $3,300,000 on May 15, 1997 and November 15, 1997. In addition, beginning with the quarter ending December 31, 1995, AC has not met the Minimum Tangible Net Worth requirement defined in the Indenture. Under the terms of the Indenture, AC was technically required to offer to buy back $38,500,000 of the outstanding AC Notes at September 30, 1997 due to the failure to meet this covenant, increasing by $5,500,000 each fiscal quarter. As a result of these defaults under covenants and demand for payment made by the Trustee, the AC Notes have been classified as currently payable in the accompanying financial statements.

CQC continues to market its riverboat assets to prospective buyers. Based on current market conditions, management does not expect that CQC will generate sufficient funds through the sale of its assets to repurchase all of the outstanding CQC Notes. These matters raise substantial doubt about the ability of AC to continue as a going concern. The final outcome of these matters is not presently determinable and the September 30, 1997 financial statements of AC do not include any adjustment that might result from the outcome of this uncertainty.


4)     Related-Party Transactions:

AC has advanced to BGI an aggregate of approximately $6,478,000 to fund BGI's operating expenses from June 1994 through September 1997 of which $4,416,000 represented notes receivable that are interest bearing and have been classified as noncurrent based on management's expectation for the timing of repayments from BGI. At September 30, 1997, accrued interest receivable on the interest bearing portion of the advances to BGI totaled $698,000. The matters described in Notes 2 and 3 raise substantial doubt about the ability of BGI's principal subsidiaries (and, thus BGI) to continue as a going concern. Accordingly, management of the Company believes it is reasonably possible that a portion, or the entire balance, of the notes receivable from BGI will be uncollectible. However, an estimate of the loss cannot presently be determined and no adjustment has been made to the carrying value or classification of the notes receivable at September 30, 1997.


================================================================================
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION


Capitol Queen & Casino, Inc.


Analysis of Development Stage Activities for the period January 20, 1993 (the date of inception) through September 30, 1997

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

     As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. CQC incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. At September 30, 1997, approximately $31,000 remained in the escrow account and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

      The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997 and November 15, 1997. Further, AC does not have available funds to advance on behalf of CQC. See "Liquidity and Capital Resources - Capitol Queen & Casino, Inc. - Claims by Trustee".

      During the period from inception through September 30, 1997, CQC had total operating expenses of $14,003,000 consisting primarily of an abandonment loss of $6,034,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. Also, at March, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an additional abandonment loss of $4,392,000 in the 1996 fiscal year. Also included in operating expenses are amortization expense of $1,507,000 associated with debt issue costs and $2,070,000 of project development costs. For the same period, CQC incurred $15,456,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,266,000 for the period from inception to September 30, 1997.


Liquidity and Capital Resources

      For the period from inception through September 30, 1997, net cash used in development stage activities was $5,245,000. Cash flows used in investing activities for the period was $13,921,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At September 30, 1997, CQC had expended a total of approximately $21,760,000 on the development and construction of the Capitol Queen project including on-going maintenance and insurance costs.

       CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and past due interest thereon of $6,402,000 at September 30, 1997, which includes amounts accrued on unpaid interest. There can be no assurance that CQC, will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Additionally, on July 3, 1997 CQC received a notice of acceleration from the trustee of the CQC Notes. Moreover, CQC, because it has not paid certain interest due on its Notes and has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result of the above items the CQC Notes have been classified as a current liability as of September 30, 1997 and June 30, 1997.

Claims by Trustee

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

      On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of the AC Notes and the CQC Notes.


Arizona Charlie's, Inc.

General

       AC's revenues are derived largely from gaming activities at its Arizona Charlie's casino-hotel, and, to a lesser extent, from food and beverage, lodging, entertainment and retail sales. AC generally views its non- casino operations as complementary to its core casino operations. Accordingly, it utilizes entertainment primarily as a casino marketing tool. Further, AC maintains food and beverage pricing structures designed to benefit casino volumes, often resulting in departmental operating losses. AC seeks to maximize profits from its hotel operations, however, while maintaining attractive room rental rates. Gaming revenues represent the net win from gaming wins and losses. The retail value of accommodations, food and beverage provided to customers without charge is included in gross revenues and deducted as promotional allowance.

Results  of Operations for the three-months ended  September 30, 1997 and 1996

     Net revenues at AC decreased by $512,000, or 3.5%, from $14,685,000 to $14,173,000 for the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996. In the same period to period comparison, operating expenses, including depreciation and amortization, decreased by 3.2% to $14,736,000 from $15,216,000. This resulted in a increase in operating losses of $32,000 from a loss of $531,000 to a loss of $563,000 for the more recent period.

      Gaming revenues decreased 5.4% from $12,229,000 to $11,574,000. The largest portion of the decrease in gaming revenues is attributable to gaming machine revenues which decreased $287,000, or 2.7% from $10,472,000 to $10,185,000. The decrease reflects lesser play from slot patrons during the more recent period. Revenues from table games decreased $208,000, or 17.1% from $1,215,000 to $1,007,000. The decrease in table games revenues for the three-month period ended September 30, 1997 is also the result of lesser play from patrons. Race and sports book revenues decreased by $12,000, or 2.0%, to $585,000 from $597,000 for the three-month period ended September 30, 1997 compared to the same period in 1996. Bingo revenues decreased by $128,000 for the three-month period ended September 30, 1997 when compared to the same period of the prior year due to higher than normal payouts combined with a decrease in play by patrons.

       Food and beverage revenues decreased 10.6% to $3,129,000 from $3,501,000 for the three-month period ended September 30, 1997 compared to the same period of the prior year. The decrease in revenues of $372,000 is primarily due to decreased complimentary sales in the amount $463,000 in the food department partially offset by an increase in cash sales of $91,000. Complimentary sales are included in revenues at retail value and are then deducted as a promotional allowance. Decreased complimentary sales in the food and beverage departments are the result of a new patron complimentary policy put into effect in June, 1997 utilizing the newly acquired computerized slot reporting and player tracking system to better evaluate and document patron play and reward qualified patrons with complimentary items.

      Hotel revenues decreased from $761,000 to $647,000 for the three-months ended September 30, 1997 compared to the same period in 1996. The decrease of 15.0% in the 1997 period is primarily due to a decrease in occupancy and average room rates of 72.0% and $38.89, respectively, compared to 91% and $40.40 in the 1996 period.

      Gift shop revenues increased from $131,000 to $160,000 for the three-months ended September 30, 1997 compared to the same period in 1996. The increase of 22.1% is primarily due to increasing the hours of operation in the 1997 period.

       Other revenues, which include receipts from entertainment cover charges, ATM commissions and revenues from PBX operations and banquets, decreased slightly from $258,000 to $247,000 for the three-months ended September 30, 1997 compared to the same period in the prior year. The decrease of 4.3% is primarily the result of decreases in entertainment cover charge revenues reflecting fewer entertainment events and musical concerts in the 1997 period.

      Gaming expenses decreased by $574,000, or 12.8%, to $3,914,000 for the three-month period ended September 30, 1997 from $4,488,000 for the same period of the prior year reflecting a reduction in staffing levels for the table games department and lower gaming tax and license fees associated with the decrease in gaming revenues.

      Food & beverage expenses increased by $122,000, or 3.9%, to $3,288,000 for the three-month period ended September 30, 1997 from $3,166,000 for the same period of the prior year, due primarily to increased food and beverage costs reflecting an adjustment of complimentary expense items in the 1997 period.

      Hotel expenses decreased by $69,000, or 17.0%, to $337,000 for the three-month period ended September 30, 1997 from $406,000 for the same period of the prior year. The decrease is primarily due to decreases of $54,000 in salaries and wages and $26,000 in repairs and maintenance, offset by increased advertising and promotion expense of $11,000 in the 1997 period.

       General and administrative expenses increased by $247,000, or 5.4%, to $4,837,000 for the three-month period ended September 30, 1997 from $4,590,000 for the same period of the prior year. The increase is primarily the result of the creation of the "Charlie Card Club" department in June, 1997 to better evaluate and reward patrons with complimentary items for slot, table games, race & sports play. During the 1997 period the Charlie Card Club accrued $322,000 for future patron complimentaries earned by patron play in the casino.

       Advertising and promotion expenses decreased by $270,000, or 21.0% to $1,017,000 for the three-month period ended September 30, 1997 from $1,287,000 for the same period of the prior year. The decreased expense is the result of fewer monthly promotions in the 1997 period and redirecting some of the promotional and patron expense to the Charlie Card Club.

      Depreciation and amortization increased by $53,000, or 6.2%, to $911,000 for the three-month period ended September 30, 1997 from $858,000 for the same period of the prior year, as a result of increased depreciation expenses associated with the purchases of new slot machines and the computerized slot reporting and player tracking system.

      Gift shop expenses increased by $14,000, or 11.3%, to $138,000 for the three-month period ended September 30, 1997 compared to $124,000 for the same period of the prior year reflecting increases in wholesale item costs associated with the gift shop operation.

      Management fees to BGI decreased by $11,000, or 6.5%, to $158,000 for the three-month period ended September 30, 1997 from $169,000 for the same period in the prior year. Currently, management fees are equal to 1.0% of gross revenues of AC. As such, decreased gross revenues bring about lower management fees. Since inception of the management fees agreement, management fees payable to BGI have been and continue to be accrued by AC, and may not be paid under the Indenture governing the AC Notes until such time that AC meets a specified fixed charged coverage ratio. Rent expense paid to related parties increased slightly from $55,000 to $57,000 reflecting small yearly adjustments in the annual base rents.

      Other expense (net of other income) amounted to $1,958,000 for the three-month period ended September 30, 1997 compared to $1,713,000 for the same period in the prior year. The increase in expense of $245,000, or 14.4%, reflects additional interest costs associated with the AC notes due to additional default interest expense associated with the May 15, 1997 interest payment which was not made, and additional interest costs associated with the financing of the computerized slot reporting and player tracking system purchased in May, 1997.


Income Taxes

      As a result of the termination of its election to be treated as an S corporation, AC is liable for income taxes on income earned from and after January 1, 1994, prior to such termination, AC did not incur or pay income taxes but distributed cash to its stockholders in amounts sufficient to pay their income tax liability in respect to income of AC. Since terminating its S corporation status, AC generated a net operating loss for income tax purposes of approximately $19,500,000. Due to low operating margins, high interest and depreciation costs, management does not anticipate that AC will generate taxable income in the foreseeable future.

Liquidity and Capital Resources

     At September 30, 1997, AC had a working capital deficit of $64,871,000 compared to a working capital deficit of $62,380,000 at June 30, 1997. The decrease in working capital in the amount of $2,491,000 was caused primarily by increased accruals on the AC Notes and accrued management fees payable to BGI, plus additional short term notes payable for slot machines.
      For the three-month period ended September 30, 1997, cash provided by operating activities decreased approximately $264,000, or 18.7%, to $1,150,000 from $1,414,000 for the same period in 1996. The decrease in the 1997 period is primarily attributable to a increase in net loss of $277,000 and slower payments on accounts receivable of $369,000. This is partially offset by increased accounts payable liability of $322,000.

      For the three-month period ended September 30, 1997, net cash used in investing activities decreased to $373,000 compared with $510,000 for the same period in 1996. The decrease of $137,000 was caused primarily by a $406,000 increase in a prior period related party receivable offset by increased cash capital expenditures of $282,000 in the current year period.

      Cash flows used in financing activities for the three-month period ended September 30, 1997 was $169,000, up from $69,000 for the same period in 1996. The increase is primarily the result of higher principal payments on additional notes payable

     AC's long-term obligations, approximately $6,521,000 at September 30, 1997, consist of the stockholder notes, capitalized equipment leases and long-term debt on slot equipment. AC has annual interest expense aggregating $6,600,000 and $500,000 with respect to the AC Notes (classified as current due to default under covenants) and the stockholder notes, however, AC did not make its May 15, 1997 and November 15, 1997 semi-annual interest payments on the AC Notes, and has suspended monthly payments on the stockholder notes since May, 1997. Further, AC is expected to have annual capital expenditure requirements of approximately $1,200,000.


Claims by Trustee

      AC currently has outstanding $55,000,000 of 12% First Mortgage Notes due 2000. SC has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). CQC currently has outstanding $20,000,000 of 12% First Mortgage Notes due 2000. AC has issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty"). The amount and extent of AC's guaranty of the CQC Notes is in dispute due to certain provisions of the Indenture under which the CQC Notes were issued, as well as certain provisions of State and/or Federal Law that may be applicable in or with respect to financial restructuring. It is AC's position that, based on advice from legal counsel, its limited guaranty does not create a material liability on its part for the payment of the obligations under the CQC Notes.

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

       AC is currently in default under the Indenture governing the AC Notes because it has not made its required semi-annual interest payments in the amount of $3,300,000 due on May 15, 1997 and November 15, 1997 and has neither maintained the required minimum level of consolidated tangible net worth nor offered to repurchase a portion of the AC Notes as required if such minimum level of consolidated tangible net worth is not maintained. In addition, AC has failed to maintain the minimum consolidated fixed charge coverage ratio required under the Indenture and has advanced funds to BGI in excess of the amounts permitted to be so advanced under the Indenture. Also, AC incurred new notes payable (in the amount of approximately $2,545,000) for the purchase of a computerized reporting and player club system and new slot machines in excess of the $1,000,000 allowed. See Arizona Charlie's, Inc. - Liquidity and Capitol Resources - Claims by Trustee".

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

      Moreover, because it has failed to pay interest due on the Notes and it has not yet effected the sale of its assets, CQC is in default of the CQC Notes. CQC is not able to pay the outstanding CQC Notes without an infusion of capital, which is not expected to be available. If AC is obligated under the AC Limited Guaranty to pay a portion of the CQC Notes it is not expected to have the resources to satisfy such obligation should it materialize. If the AC Notes and the CQC Notes are accelerated, substantial doubt exists about AC's ability to continue as a going concern. See "Notes to Financial Statements - Arizona
Charlie's, Inc. - Missouri Gaming License, Default Under Indebtedness Management's Plans, and Going Concern".

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

      On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Court in Las Vegas, Nevada in order to provide it protection from creditors while it attempts to negotiate a settlement with the holders of the AC Notes and the CQC Notes.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is not presently a party to any lawsuits relating to routine or other matters incidental to their respective businesses. However, an affiliate company has engaged in litigation that could have an impact on CQC, or which might result in CQC engaging in similar litigation. Based on the amounts and issues believed to be in controversy and management's evaluation of the merits of the claims after consultation with counsel, management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the results of operations, cash flows, or financial condition of BGI, CQC, or the Nevada Operating Companies.

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

       On November 14, 1997, AC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 97-28781 LBR) to pursue the financial reorganization of AC. AC currently is operating under the Bankruptcy Code as debtor-in-possession. The Bankruptcy Court has entered orders allowing AC to honor certain of the pre-petition debts of its customers (such as hotel room deposits and outstanding gaming chips) and to pay the pre- petition wages of its employees. As a result, AC does not expect any immediate changes in the operations of Arizona Charlie's Hotel & Casino, located in Las Vegas, Nevada, which is owned and operated by AC.

      The filing by AC could, however, have an effect on the validity or value of the limited guaranty issued by AC in 1993 for the benefit of the Bondholders. AC concurrently filed a compliant with the bankruptcy court seeking a discharge, or limitations on the extent of its obligation under the guaranty.


Item 5.  Other Information

Bankruptcy or Receivership

      On November 14, 1997, Arizona Charlie's, Inc. (the "Company") filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 97-28781 LBR) to pursue the financial reorganization of the Company. The Company currently is operating under the Bankruptcy Code as debtor-in-possession. The Bankruptcy Court has entered orders allowing the Company to honor certain of the pre- petition debts of its customers (such as hotel room deposits and outstanding gaming chips) and to pay the pre-petition wages of its employees. As a result, the Company does not expect any immediate changes in the operations of Arizona Charlie's Hotel & Casino, located in Las Vegas, Nevada, which is owned and operated by the Company.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number      Description
--------------      -----------

99.1                Press  Release  of  the  Company  dated November 14, 1997


     The Company did not file any reports on form 8-K during the Three-Months ended September 30, 1997.


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





Date:    November 19, 1997                  /S/ Bruce F. Becker
         ----------------                   -------------------
                                            Bruce F. Becker
                                            President, Chief Executive
                                            Officer(Principal Executive Officer)
                                            and Sole Director





Date:    November 19, 1997                  /S/ Jerry Griffis
         ----------------                   -----------------
                                            Jerry Griffis
                                            Controller(Principal Financial and
                                            Accounting Officer)
================================================================================

                                    EXHIBIT


                      PRESS RELEASE - FOR IMMEDIATE RELEASE

                             ARIZONA CHARLIE'S, INC.
                                November 14, 1997

Contact:  Bruce F. Becker

Telephone:     258-5115

Arizona Charlie's, Inc., announced today that it has filed for Chapter 11 Bankruptcy protection in the U.S. Bankruptcy Court in Las Vegas, Nevada, while pursuing a financial reorganization of the Company. Bruce F. Becker, President and Chief Executive Officer of the Company, which owns and operates Arizona Charlie's Casino & Hotel at 740 S. Decatur Boulevard in Las Vegas, Nevada, said, "the action was taken to give the Company time to negotiate a settlement with the holders of First Mortgage Notes issued by Arizona Charlie's, Inc., and an affiliated company, Capitol Queen & Casino, Inc., in 1993, to fund the expansion of Arizona Charlie's and to fund Capitol Queen & Casinos' efforts to construct and operate a riverboat casino in Jefferson City, Missouri. While the expansion of Arizona Charlie's has been successfully completed, Capitol Queen & Casino was unable to secure the required Missouri gaming licenses for operation of the Jefferson City casino and has been unable to sell the gambling boat that was constructed for use in Missouri." The inability of Capitol Queen & Casino to complete its Missouri expansion plans resulted in substantial debt and no liquid resources for repayment. Mr. Becker further stated, "Capitol Queen & Casino has been in default for some time under the terms of the bonds it issued in 1993 and claims now have been made against Arizona Charlie's by the holders of the Capitol Queen bonds under the terms of a limited guarantee executed by Arizona Charlie's in 1993. In order to preserve all of our legal rights to contest the validity and extent of those guarantees, the Company had no choice but to file the bankruptcy action."

Mr. Becker states: "The filing will not result in any changes in the operations of Arizona Charlie's and business will continue as usual. There will be no layoffs or other impact on employees and customers of Arizona Charlie's will see no difference in the operations of the Company as a result of this action. Our customers should be assured that the action taken by Arizona Charlie's will have absolutely no impact on them, and they can continue to enjoy our facilities to the fullest extent without concern."

The Company is negotiating with various sources for the funding of all or part of its financial reorganization plan and expects to announce shortly its refinancing terms. This release contains forward looking statements that involve risks and uncertainties. These statements may differ from actual future events or results.

================================================================================