Form 10-Q/A
period 1998-03-31
CAPITOL QUEEN & CASINO INC
filed 1998-05-21
CIK 919566

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

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                   FORM 10-Q
                                      INDEX



PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


CAPITOL QUEEN & CASINO, INC.
----------------------------
Balance Sheets as of March 31, 1998 and June
30, 1997 ........................................................1
Statements of Loss Incurred During the
Development Stage for the Three-Month Periods
Ended March 31, 1998 and 1997 and
for the Nine-Month Periods Ended March 31,
1998 and 1997 and for the period from
January 20, 1993 (the date of inception)
through March 31, 1998 ..........................................3
Statements of Cash Flows for the Nine-Month
Periods Ended March 31, 1998 and 1997
and for the period from January 20,
1993 (the date of inception) through
March 31, 1998 ..................................................4
Notes to Financial Statements ...................................5

ARIZONA CHARLIE'S, INC.
-----------------------
Balance Sheets as of March 31, 1998 and
June 30, 1997 ...................................................15
Statements of Income and Retained Earnings
(Deficit) for the Three-Month Periods Ended
March 31, 1998 and 1997
and for Nine-Month Periods Ended March 31,
1998 and 1997 ...................................................17
Statements of Cash Flows for the Nine-Month .....................18
Periods Ended March 31, 1998 and 1997
Notes to Financial Statements ...................................19


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Capitol Queen & Casino, Inc .....................................28
Arizona Charlie's, Inc. .........................................35


PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................42
Item 5. Other Information .......................................44
Item 6. Exhibits and Reports on Form 8-K.........................45

SIGNATURES.......................................................46

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
                                     =======    =======

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                 For The Period
                                                                January 20, 1993
                                                                 (The Date Of
                                                                  Inception)
                                           Nine Months             Through
                                         Ended March 31,           March 31,
                                         1998        1997            1998
                                     --------    --------    ------------------
Revenues ...........................       $-          $-                  $-


Operating expenses:
  Amortization of financing and
    other costs ....................      101          99                1,575
  Abandonment losses and write-downs
    of assets held for sale.........    1,300          --               11,726
  Development costs ................      166         175                2,157
                                     --------    --------   ------------------

      Total operating expenses .....    1,567        274               15,458
                                     --------    --------   ------------------
Operating loss                         (1,567)      (274)             (15,458)

Other income (expenses):
  Interest income ..................        1         --                1,267
  Interest expense (contractual
    interest for the three-months
    ended March 31, 1998 in the
    amount of $937 .................   (2,622)     (2,519)             (17,188)
  Interest capitalized .............     --          --                    683
                                     --------    --------   ------------------

Total other income (expense) .......   (2,621)     (2,519)             (15,238)


Net loss before extraordinary item .   (4,188)     (2,793)             (30,696)
                                     --------    --------   ------------------

Reogranization items                      (20)      --                     (20)
                                     --------    --------   ------------------
Net loss before extraordinary item .   (4,208)     (2,793)             (30,716)

Extraordinary item:
  Loss on early retirement of
     debt (no income tax benefit ...
     available) ....................     --          --                 (4,089)
                                     --------    --------   ------------------

   Net loss ........................ $ (4,208)   $ (2,793)  $          (34,805)
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars In Thousands)
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                           1998            1997
                                                       --------        --------
Revenues:
  Gaming .......................................       $ 12,984        $ 11,837
  Food and beverage ............................          3,284           3,297
  Hotel ........................................            777             854
  Gift shop ....................................            206             135
  Other ........................................            262             175
                                                       --------        --------
      Gross revenues ...........................         17,513          16,298
Less, promotional allowances ...................         (1,592)         (1,985)
                                                       --------        --------
      Net revenues .............................         15,921          14,313
                                                       --------        --------

Operating expenses:
  Gaming .......................................          4,736           4,276
  Food and beverage ............................          3,623           2,956
  Hotel ........................................            372             329
  Gift shop ....................................            184             137
  Advertising and promotion ....................          1,219           1,100
  Provisions for losses on related party
    receivables ................................             --              41
  General and administrative ...................          3,742           3,955
  Management fee - Becker Gaming, Inc. .........            175             164
  Rent expense paid to related party ...........             56              55
  Depreciation and amortization ................            938             864
                                                       --------        --------
      Total operating expenses .................         15,045          13,877
                                                       --------        --------
      Operating income (loss)...................            876             436
                                                       --------        --------

Other income (expenses):
  Gain (loss) on sale of assets .................            26             (1)
  Interest income ...............................            67              67
  Interest expense (contractual interest for the
    three and nine-months ended March 31, 1998
    of $2,030 and $6,139, respectively)..........            --          (1,814)

  Other, net ....................................            50              22
                                                       --------        --------
      Total other income (expenses) .............           143          (1,726)
                                                       --------        --------
      Income (loss) before reorganization items..         1,019          (1,290)
Reorganization items ............................          (172)             --
                                                       --------        --------
      Net income (loss) before taxes ............           847          (1,290)
Provision for income taxes ......................            --              --
                                                       --------        --------
      Net income (loss) .........................         $ 847        ($ 1,290)

Retained earnings (deficit),
  beginning of period ...........................       (21,580)        (13,681)
                                                       --------        --------

Retained earnings (deficit),
   end of period ................................      ($20,733)       ($14,971)
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

                             ARIZONA CHARLIE'S, INC.
               (A Wholly Owned Subsidiary Of Becker Gaming, Inc.)
                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                   (Unaudited)


                                                     Nine Months Ended March 31,
                                                               1998        1997
                                                           --------    --------
Cash flows from operating activities:
    Net loss ...........................................   ($ 3,619)   ($ 5,001)

    Adjustments to reconcile net income
     loss to net cash provided by operating activities:

    Provision for losses on related party receivables ..         94         175
    Depreciation and amortization ......................      2,768       2,583
    (Gain) loss on sale of equipment ...................        (71)          1

(Increase) decrease in operating assets:
    Trade and other accounts receivables ...............       (121)         29
    Inventories ........................................        (25)         17
    Prepaid expenses ...................................        111         169
    Deposits and other .................................       (154)       (102)

Increase (decrease) in operating liabilities:
    Accounts payable, net of amounts for capital
      expenditures .....................................      1,639        (462)
    Management fees due to Becker Gaming, Inc. .........        494         505
    Accrued expenses ...................................      3,232       2,520
                                                           --------    --------
       Total adjustments ...............................      7,967       5,435
                                                           --------    --------
        Net cash provided by operating activities ......      4,348         434
                                                           --------    --------

Cash flows from investing activities:
    Capital expenditures, net of amounts in
      accounts payable .................................     (1,009)       (305)
    Increase in receivables from related party
      notes receivable .................................       (209)       (342)
    Proceeds from assets sold ..........................        133           7
                                                           --------    --------
       Net cash provided by
          investing activities .........................     (1,085)       (640)
                                                           --------    --------

Cash flows from financing activities:
    Proceeds from borrowing under payables .............        140         190
    Proceeds from related party notes payable...........         --         900
    Principal payments on notes payable ................       (576)       (110)
    Payments under capital lease obligations ...........        (18)        (10)
                                                           --------    --------
       Net cash provided by (used) in
          financing activities .........................       (454)        970
                                                           --------    --------
       Net increase (decrease) in cash and
         cash equivalents ..............................      2,809         764
Cash and cash equivalents, beginning of the period .....      5,481       4,591
                                                           --------    --------
Cash and cash equivalents, end of the period ...........   $  8,290    $  5,355
                                                           ========    ========
Supplemental cash flow disclosures:
    Interest paid, net of amount capitalized ...........   $    164    $  5,435
                                                           ========    ========
Assets acquired through issuance of long-term debt
  and capital leases and accounts payable ..............   $  1,189          $-
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