Form 10-K
period 1998-06-30
CAPITOL QUEEN & CASINO INC
filed 1998-10-13
CIK 919566

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

                     For the Fiscal Year ended June 30, 1998

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

       The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 15, 1997 was $0. The
        number of shares of the Registrant's Common Stock outstanding as of September 15, 1998 was 100.

                       DOCUMENTS INCORPORATED BY REFERENCE
             Specified exhibits listed in Part IV of this report are
                            incorporated by reference
         to the Registrant's Statement on Form S-4 (33-75806) previously filed.
================================================================================

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, debt service (including sensitivity to fluctuations in interest rates), domestic economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


Item 1.      Business

         As further discussed in Item 3, Legal Proceedings, Capitol Queen & Casino, Inc. filed for bankruptcy protection under Chapter 11 of United States Bankruptcy Code.

         Capitol Queen & Casino, Inc. ("CQC" or the "Company"), a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"), was formed to develop, construct, own and operate the Capitol Queen riverboat casino in Jefferson City, Missouri, where it was granted a three-year exclusive franchise by the city pursuant to a Riverfront Development Agreement dated as of September 1, 1992 (the "Development Agreement"), subject to state licensing to operate a gaming facility. CQC commenced development and construction work on the Capitol Queen in November 1993. Such work was suspended in August and September 1994 for the reasons discussed below. CQC's riverboat, the construction of which was completed, is being stored by the builder. Funding for the Capitol Queen project had been raised in November 1993 through the sale of the CQC Notes and the concurrent sale of common stock purchase warrants by BGI, which contributed the net proceeds therefrom to CQC.

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

         CQC believes its Missouri application was complete and accurate. Moreover, CQC fully disclosed the existence and terms of the Purchase Agreement, as well as the services rendered by the persons to be compensated, in post-application filings and communications with the Missouri Gaming Commission's staff. CQC also disclosed these matters to the Nevada gaming authorities, who investigated and conducted public hearings on these and other issues relating to applications for licenses and approvals, all of which were unanimously granted to the Company in May 1994. The Nevada gaming authorities most recently reexamined the issue in connection with Becker Gaming Group and Innerout, Inc.'s (both entities are subsidiaries of BGI) applications for licenses at Charlie's Bar Down Under, which were unanimously granted in March 1995. In addition, in anticipation of the pursuit of a possible gaming development, the executive officers of the Company applied to the Mississippi Gaming Commission for preliminary findings of suitability and were subsequently found suitable by the Commission to engage in such activities in Mississippi. CQC's then audited financial statements and public documents filed with the Securities and Exchange Commission, all of which were submitted to the Missouri Gaming Commission, also made these disclosures. Management believes that, based on the foregoing, the Commission's ruling was and remains without basis. Accordingly, CQC challenged the ruling through administrative and judicial channels, which challenges have been largely successful. See "Item 3. - Legal Proceedings".

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


Claims by Trustee

         Arizona Charlie's, Inc ("AC") issued $55,000,000 of 12% First Mortgage Notes due 2000 (the "AC Notes"). Sunset Coin, Inc. ("SC") has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). CQC issued $20,000,000 of 12% First Mortgagee Notes sue 2000 (the "CQC Notes"). AC issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty").

         On November 14, 1997, AC filed for bankruptcy protection with the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 97-28781 LBR).

         On June 25, 1998, a "Consensual Plan of Reorganization Proposed by Debtor and High River" (the "Plan"), dated June 24, 1998, was approved by the Bankruptcy Court. Pursuant to the Plan, AC was reorganized as of September 28, 1998 in accordance with the Debt Conversion Option of the Plan. As a part of the Plan, the AC Limited Guaranty has been canceled in exchange for the payment of $1,500,000 in cash, which has been paid to the CQC Note holders. See Item 3, Legal Proceedings.

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


Item 3.      Legal Proceedings

         The Company is not presently a party to any lawsuits relating to routine or other matters incidental to its respective business, except as described below.

         By letters dated July 3, 1997 and July 17, 1997, IBJ Schroder Bank & Trust Company, the trustee on the CQC Indenture dated as of November 15, 1993, declared all of the Securities (as defined in the Indenture) to be immediately due and payable, together with all accrued and unpaid interest thereon. Subsequent letters from IBJ Schroder Bank & Trust Company, dated September 5, 1997, provided notices of defaults by CQC and AC under their respective Indentures and also served Notice of Acceleration on AC with respect to its Securities and its Limited Guaranty of the CQC debt. CQC and AC have retained counsel to assist them in dealing with the Bondholders and on July 16, 1997, a proposal for the financial restructuring of the CQC and AC indebtedness was presented to the Bondholders through the Trustee and Counsel to one of the major Bondholders. The Bondholders orally responded to such offer as of September 10, 1997.

         On November 14, 1997, AC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 97-28781 LBR) to pursue the financial reorganization of AC.

         On June 25, 1998, a "Consensual Plan of Reorganization Proposed by Debtor and High River" (the "Plan"), dated June 24, 1998, was approved by the Bankruptcy Court. Pursuant to the Plan, AC was reorganized as of September 28, 1998 (the "Effective Date") in accordance with the Debt Conversion Option of the Plan. Under the Debt Conversion Option, the AC Notes will be redeemed with funding provided by an affiliate of High River in the form of a loan to AC for $18,000,000.

         As a part of the Plan, AC, the Reorganized Debtor, will continue in business as a Nevada closely held corporation. However, the issued and outstanding shares of common stock of AC were canceled on the Effective Date and 1,000,000 shares of new stock of AC, out of a total of 5,000,000 authorized shares, were issued to High River, or its nominee. The AC Notes have been canceled as provided under the Plan, and all security interests that formerly secured the AC Notes have been removed of record; the AC Limited Guaranty of indebtedness of CQC has been canceled in exchange for a payment of $1,500,000 in cash to the CQC Note holders; unsecured creditors have been paid in full; other secured gaming equipment contracts have been reinstated and will be honored in full; and BGI has contributed $1,500,000 in cash to AC as a new value contribution, which contribution was made effective July 24, 1998.

         Except as may be otherwise expressly provided in the Plan and in the Confirmation Order, on the Effective Date all property of the Debtor prior to the Effective Date will revest in AC as the "Reorganized Debtor", free and clear of all claims, liens, encumbrances and other interests of creditors and holders of indebtedness.

         On March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 98-22172LBR) to pursue financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. A third party bid for the purchase of the vessel was filed with a Motion for Order Authorizing Sale of Personal Property, and a hearing on the motion was set for April 16, 1998. On April 16, 1998, the parties requested the hearing be deferred to April 29, 1998. On April 29, 1998, the third party buyer withdrew its bid and, there being no other willing buyers present to made a bid, the sale of the boat was continued to June 5, 1998, to allow CQC to solicit additional bids and offers. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.

         Subsequently, CQC received a conditional offer from a third party and a new hearing date of May 15, 1998 was scheduled to consider this bid and any others that might be forthcoming. The third party, however, then requested a continuance to allow for additional time to complete its diligence investigation regarding the vessel and, there being no other bidders prepared to offer a competitive bid to that of the third party, a further continuance was requested and granted to June 15, 1998, at which time the third party bid and that of any competing buyers were to be considered. Prior to that hearing date, the pending bid was withdrawn and the hearing was vacated. No additional bids have been received at this time and sale of the boat has not occurred.
No further action has occurred pursuant to the bankruptcy.


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

Item 6.      Selected Financial Data


================================================================================
                          Capitol Queen & Casino, Inc.
                              Years Ended June 30,
                  (amounts in thousands, except per share data)

================================================================================
                                                              1998         1997
                                                          --------     --------

    ..................................................
Income Statement Data:
     Operating revenues ..............................    $   --       $   --
     Operating loss ..................................      (1,841)        (413)
     Net loss before reorganization items and
          extraordinary item .........................      (4,594)      (3,807)
     Reorganization items (4) ........................         (20)        --
     Net loss before extraordinary item ..............      (4,614)      (3,807)
     Extraordinary item-loss early retirement
         of debt (1) .................................        --           --
     Net loss ........................................      (4,614)      (3,807)
     Net loss per share before extraordinary item ....     (46,140)     (38,070)
     Extraordinary item-loss on early
         retirement of debt ..........................        --           --
     Net loss per share (2) ..........................     (46,140)     (38,070)

Other Data:
     Interest expenses, net of amounts capitalized
     (contractual interest for the year ended June
     30, 1998 in the amount of $3,141) ...............       2,754        3,395
     Capital expenditures ............................        --           --



Balances Sheet Data:
     Unrestricted cash and cash equivalents ..........    $   --       $   --
     Cash in restricted escrow account ...............          33           31
     Total assets ....................................       6,624        8,257
     Long-term obligations (3) .......................        --           --
     Stockholders' equity (deficit) (5) ..............     (22,479)     (17,865)


                                                   1996        1995        1994
                                               --------    --------    --------

Income Statement Data:
     Operating revenues ....................   $   --      $   --      $   --
     Operating loss ........................     (4,996)     (1,388)     (7,094)
     Net loss before reorganization items
         and extraordinary item ............     (7,785)     (5,386)     (9,530)
     Reorganization items (4) ..............       --          --          --
     Net loss before extraordinary item ....     (7,785)     (5,386)     (9,530)
     Extraordinary item-loss early
         retirement of debt (1) ............       --        (4,089)       --
     Net loss ..............................     (7,785)     (9,475)     (9,530)
     Net loss per share before
         extraordinary item ................    (77,850)    (53,860)    (95,300)
     Extraordinary item-loss on early
         retirement of debt ................       --       (40,890)       --
     Net loss per share (2) ................    (77,850)    (94,750)    (95,300)

Other Data:
     Interest expenses, net of amounts
         capitalized (contractual interest
         for the year ended June 30, 1998
         in the amount of $3,141) ..........      2,789       4,608       3,091
     Capital expenditures ..................       --         1,724      11,212

Balances Sheet Data:
     Unrestricted cash and cash
         equivalents .......................   $   --      $     45    $     33
     Cash in restricted escrow account .....         30          30      24,929
     Total assets ..........................      8,449      12,986      37,412
     Long-term obligations (3) .............       --          --          --
     Stockholders' equity (deficit) (5) ....    (14,058)     (6,273)      3,202

----------

(1) During 1995, CQC retired $20,000 principal amount of the CQC notes at 101% of such principal amount plus accrued and unpaid interest. CQC incurred an extraordinary loss of approximately $4,089, reflecting the premium paid to retire the debt of $200 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889. No tax benefit was available or recognized.
(2) The number of shares used in the computation of loss per share of common stock was 100 for each of the four years in the period ended June 30, 1998. Common stock of 1,000 shares were authorized at a $1.00 par value, but 100 shares were issued and outstanding.
(3)  At June 30, 1998, 1997, 1996 and 1995 and 1994, $18,407, $17,908, $17,526,
     $17,118 and $33,164 respectively of CQC notes (net of unamortized original issue discount of $1,593, $2,092, $2,474, $2,882 and $6,836, respectively) was classified as current due to CQC's default of the Indenture governing the CQC Notes.
(4) Reorganization items in fiscal year ended June 30, 1998 are associated with CQC's Chapter 11 Bankruptcy filing on March 17, 1998.
(5)  The ability of CQC to pay dividends is restricted under the CQC Indenture.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Analysis of Development Stage Activities for the period January 20,
               1993 (the date of inception) through June 30, 1998

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

         As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. CQC incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. At June 30, 1998, approximately $33,000 remained in the escrow account held by the Indenture Trustee and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

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

         During the period from inception through June 30, 1998, CQC had total operating expenses of $15,732,000 consisting primarily of an abandonment loss of $6,034,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. Also, at March, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the 1996 fiscal year. The cost of the riverboat was further written down at June 30, 1998 to $6,000,000 based on recent offers received for the riverboat, which resulted in an additional abandonment loss of $1,500,000. Also included in operating expenses are amortization expense of $1,609,000 associated with debt issue costs and $2,197,000 of project development costs. For the same period, CQC incurred $17,320,000 of interest cost, of which $683,000 was capitalized by CQC as required by generally accepted accounting principles, as part of the riverboat construction. CQC earned interest income of $1,267,000 for the period from inception to June 30, 1998.

Liquidity and Capital Resources

         For the period from inception through June 30, 1998, net cash used in development stage activities was $5,244,000. Cash flows used in investing activities for the period was $13,922,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At June 30, 1998, CQC had expended a total of approximately $21,850,000 on the development and construction of the Capitol Queen project including on-going maintenance and insurance costs.

         CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and past due interest thereon of $7,853,500 at June 30, 1998, which includes amounts accrued on unpaid interest. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings. There can be no assurance that CQC, will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Additionally, on July 3, 1997 CQC received a notice of acceleration from the trustee of the CQC Notes. Moreover, CQC, because it has not paid certain interest due on its Notes and has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result of the above items the CQC Notes have been classified as a current liability as of June 30, 1998 and June 30, 1997.

         On November 14, 1997, AC filed for bankruptcy protection with the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 97-28781 LBR).

         On June 25, 1998, a "Consensual Plan of Reorganization Proposed by Debtor and High River" (the "Plan"), dated June 24, 1998, was approved by the Bankruptcy Court. Pursuant to the Plan, AC was reorganized as of September 28, 1998 in accordance with the Debt Conversion Option of the Plan. As a part of the Plan, the AC Limited Guaranty has been canceled in exchange for the payment of $1,500,000 in cash, which has been paid to the CQC Note holders. See Item 3, Legal Proceedings.


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

Item 8.  Financial Statements and Supplementary Data

         The Index to Financial Statements and Schedules appears at page F-1 hereof, the Report of Registrant's Independent Auditors appears at page F-2 hereof, and the Financial Statements and Notes to Financial Statements of the Registrant at page F-3 through F-18 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.




                            PART III

Item 10.   Director and Executive Officers of the Registrant

      The following table sets forth certain information with respect to the directors and executive officers of the Company and each of its subsidiaries.

     Name              Age                Position(s) Held
     ----              ---                ----------------
Bruce F. Becker         47        President, Chief Executive
                                  Officer, Treasurer and Sole
                                    Director
Barry W. Becker         53        Secretary



                                    PART III

Item 10.     Director and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the directors and executive officers of the Company and each of its subsidiaries.

      Name                 Age                Position(s) Held

Bruce F. Becker            47              President, Chief Executive Officer,
                                           Treasurer and Sole Director
Barry W. Becker            53              Secretary


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

Item 11.     Executive Compensation

         The Company was incorporated on January 20, 1993. No compensation was paid by the Company for services rendered to the Company during the fiscal years ended June 30, 1996, 1997 or 1998.

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


Item 13.     Certain Relationships and Related Transactions

         AC currently has outstanding $55,000,000 of 12% First Mortgages Notes due 2000. SC has issued a limited guaranty with respect to the AC Notes (the "SC Limited Guaranty"). CQC currently has outstanding $20,000,000 of 12% First Mortgage Notes due 2000. AC issued a limited guaranty with respect to the CQC Notes (the "AC Limited Guaranty"). The AC Limited Guaranty has been extinguished as of September 28, 1998 as a result of the consummation of the Debt Conversion Option of the Plan. See Item 3, Legal Proceedings.

         In May 1995, CQC borrowed $1,200,000 from AC in order to have funds to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due May, 1996 with interest at the rate of 5.56%. In addition, AC has advanced CQC the amounts of $301,000
(1995), $692,000 (1996), $220,000 (1997) and $94,000 (1998).

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

         (b)      Reports on Form 8-K

                  On April 15, 1998, the Company filed a current report on Form 8-K stating that on March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98-22172 LBR) to purse financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing. No financial statements were filed as a part of such report.

--------------------------------------------------------------------------------
                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITOL QUEEN & CASINO, INC.


Dated: October 13, 1998               By: /s/ Bruce F. Becker
                                      --------------------------
                                      Bruce F. Becker, President
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 13th day of October 1998.


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

================================================================================

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


CAPITOL QUEEN & CASINO, INC.
     Report of Independent Accountants ..............................
     Balance Sheets as of June 30, 1998 and 1997 ....................
     Statements of Loss Incurred During the Development Stage
     for the Years Ended June 30, 1998, 1997  and 1996 and
     for the period from January 20, 1993 (the date of
     inception) through June 30, 1998 ...............................
     Statements of Stockholder's Equity (Deficit) for the years ended June 30, 1998, 1997 and 1996 and for period from
     January 20, 1993 (the date of inception) through June 30, 1998 . Statements of Cash Flows for the Years Ended June 30, 1998,
     1997 and 1996 and for the period from January 20, 1996
     (the date of inception) through June 30, 1998 ..................
     Notes to Financial Statements ..................................


CAPITOL QUEEN & CASINO, INC.

     Schedule II    Valuation and Qualifying Accounts as of and
                     for the Years Ended June 30, 1998, 1997
                and 1996 ........................................


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

--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------


To the Board of Directors
Capitol Queen & Casino, Inc.

In our opinion, the financial statements and the financial statement schedule listed in item 14(a) of this Form 10-K present fairly, in all material respects the financial position of Capitol Queen & Casino, Inc. (a wholly owned subsidiary of Becker Gaming, Inc.) at June 30, 1998 and 1997, and their loss incurred during the development stage and their cash flows for each of the three years in the period ended June 30, 1998, and for the period from January 20, 1993 (the date of inception) through June 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements and financial statement schedule have been prepared assuming that Capitol Queen & Casino, Inc. will continue as a going concern. As more fully described in Notes 2 and 4, the Company is in default of certain debt covenants and has received a notice of acceleration from the trustee for this debt resulting in classification of such debt as currently payable. The Company does not have sufficient resources to repay its indebtedness and on March 17, 1998 filed for bankruptcy protection with the United States Bankruptcy Court Under Chapter 11 of the United States Bankruptcy Code. Management's plans with respect to these matters are also described in
Note 2. These matters raise substantial doubt about the Company's ability to continue as a going concern. The final outcome of these matters is not presently determinable and the June 30, 1998 financial statements of the Company do not include any adjustment that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
---------------------------------

PricewaterhouseCoopers LLP

Las Vegas, Nevada
August 28, 1998, except for Note 8,
as to which the date is
September 28, 1998

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                          As Of June 30, 1998 And 1997
                             (Dollars In Thousands)
================================================================================


                                     ASSETS

                                                              1998          1997
                                                            ------        ------
Current assets:

   Restricted cash, in escrow account ..............        $   33        $   31
                                                            ------        ------
      Total current assets .........................            33            31
                                                            ------        ------


Other assets:
  Assets held for sale .............................         6,254         7,754

  Financing costs, net of accumulated
    amortization of $580 (1998) and
    and $445 (1997), respectively ..................           337           472
                                                            ------        ------

      Total other assets ...........................         6,591         8,226
                                                            ------        ------
      Total assets .................................        $6,624        $8,257
                                                            ======        ======



                  LIABILITIES & STOCKHOLDER'S EQUITY(DEFICIT)


                                                               1998        1997
                                                           --------    --------
Current liabilities:
Advances from related parties ..........................   $     14    $  1,226
Accrued interest .......................................       --         5,788

Notes payable to related parties .......................       --         1,200
Long-term debt classified as current due to
    default under covenants, net of unamortized
    original issue discount of $2,092 ..................       --        17,908
                                                           --------    --------
        Total current liabilities ......................         14      26,122
                                                           --------    --------
Prepetition liabilities not subject to compromise:
Advances from related parties ..........................      1,440
Accrued interest .......................................      8,042
Notes payable to related parties .......................      1,200        --
Long-term debt classified as current due to default
    under covenants, net of unamortized original
    issue discount of $1,593 ...........................     18,407        --
                                                           --------    --------
     Total prepetition liabilities
       subject to compromise ...........................     29,089        --
                                                           --------    --------

     Total liabilities .................................     29,103      26,122
                                                           --------    --------
Commitments and contingencies

Stockholder's equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding .......       --          --
  Additional paid-in capital ...........................     12,732      12,732
  Deficit accumulated during development stage .........    (35,211)    (30,597)
                                                           --------    --------
        Total stockholder's equity (deficit) ...........    (22,479)    (17,865)
                                                           --------    --------

       Total liabilities and stockholder's
        equity(deficit) ................................   $  6,624    $  8,257
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


                                                                  For The Period
                                                                January 20, 1993
                                                                    (The Date Of
                                                                      Inception)
                                                                         Through
                                           Year Ended June 30,          June 30,
                                       1998        1997        1996        1998
                                   --------    --------    --------    --------


Revenues .......................   $   --      $   --      $   --      $   --

Operating expenses:
 Amortization of financing
  and other costs ..............        135         133         100       1,609
 Abandonment losses and
 write-downs of assets held
 for sale ......................      1,500        --         4,392      11,926
 Development costs .............        206         280         504       2,197
                                   --------    --------    --------    --------
     Total operating expenses ..      1,841         413       4,996      15,732
                                   --------    --------    --------    --------

Operating loss .................     (1,841)       (413)     (4,996)    (15,732)

Other income (expenses):
 Interest income ...............          1           1        --         1,267
 Interest expense (contractual
  interest for the year ended
  June 30, 1998 in the amount
  of $3,141) ...................     (2,754)     (3,395)     (2,789)    (17,320)
 Interest capitalized ..........       --          --          --           683
                                   --------    --------    --------    --------
Total other expenses ...........     (2,753)     (3,394)     (2,789)    (15,370)
                                   --------    --------    --------    --------

Net loss before reorganization
 items and extraordinary item ..     (4,594)     (3,807)     (7,785)    (31,102)
                                   --------    --------    --------    --------
Reorganization items ...........        (20)       --          --          --
                                   --------    --------    --------    --------
Loss before extraordinary item .     (4,614)     (3,807)     (7,785)    (31,122)

Extraordinary item:
 Loss on early retirement
  of debt (no income tax
  benefit available) ...........       --          --          --        (4,089)
                                   --------    --------    --------    --------

Net loss .......................   $ (4,614)   $ (3,807)   $ (7,785)   $(35,211)
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

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
           (A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.)

                  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                      For The Period From January 20, 1993
                  (The Date Of Inception) Through June 30, 1998
              And For The Years Ended June 30, 1998, 1997 And 1996
                             (Dollars In Thousands)
================================================================================


                                                   Common Stock
                                         --------------------------------

                                      Shares      Amount         Subscribed
                                    -----------   -----------    -----------

Balances, January 20,
  1993 (the date of inception) ...   $     --      $     --       $     --
Issuance of common stock .........          100          --             --
                                    -----------   -----------    -----------

Balances, June 30, 1993 ..........          100          --             --

Cash contribution from Becker
  Gaming, Inc. relating to sale
  of warrants ....................         --            --             --
Common stock subscribed ..........         --            --              788
Contribution by Becker Gaming,
  Inc. relating to liability
  incurred under development
  agreement ......................         --            --             --
Write-off of common stock
  subscribed due to abandonment
  of development project .........         --            --             (788)

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1994 ..........          100          --             --

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1995 ..........          100          --             --
                                    -----------   -----------    -----------

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1996 ..........          100          --             --
                                    -----------   -----------    -----------

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1997 ..........   $      100    $     --       $     --
                                    -----------   -----------    -----------

Net loss .........................         --            --             --
                                    -----------   -----------    -----------

Balances, June 30, 1998 ..........   $      100    $     --       $     --
                                    ===========   ===========    ===========

                                                            Deficit
                                                          Accumulated
                                              Additional   During The
                                               Paid-In    Development
                                               Capital      Stage       Total
                                               --------    --------    --------

Balances, January 20,
  1993 (the date of inception) .............      $--         $--         $--
Issuance of common stock ...................       --          --          --
                                               --------    --------    --------

Balances, June 30, 1993 ....................       --          --          --

Cash contribution from Becker
  Gaming, Inc. relating to sale
  of warrants ..............................      7,500        --         7,500
Common stock subscribed ....................       --          --           788
Contribution by Becker Gaming,
  Inc. relating to liability
  incurred under development
  agreement ................................      5,232        --         5,232
Write-off of common stock
  subscribed due to abandonment
  of development project ...................       --          --          (788)

Net loss ...................................       --        (9,530)     (9,530)
                                               --------    --------    --------

Balances, June 30, 1994 ....................     12,732      (9,530)      3,202

Net loss ...................................       --        (9,475)     (9,475)
                                               --------    --------    --------

Balances, June 30, 1995 ....................     12,732     (19,005)     (6,273)
                                               --------    --------    --------

Net loss ...................................       --        (7,785)     (7,785)
                                               --------    --------    --------

Balances, June 30, 1996 ....................     12,732     (26,790)    (14,058)

Net loss ...................................       --        (3,807)     (3,807)
                                               --------    --------    --------

Balances, June 30, 1997 ....................   $ 12,732    $(30,597)   $(17,865)
                                               --------    --------    --------

Net loss ...................................       --        (4,614)     (4,614)
                                               --------    --------    --------

Balances, June 30, 1998 ....................   $ 12,732    $(35,211)   $(22,479)
                                               ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
           ( A Development Stage Company And A Wholly Owned Subsidiary
                             Of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

================================================================================



                                                       Year Ended June 30,
                                              ---------------------------------

                                                 1998        1997        1996
                                              --------    --------    --------
Cash flows from development stage activities:
  Net loss ................................   $ (4,614)   $ (3,807)   $ (7,785)
                                              --------    --------    --------
  Adjustments to reconcile net loss
   to net cash (used in) development
   stage activities:
  Amortization of financing and other costs        135         133         100
  Amortization of original issue discount .        499         382         408
  Abandonment losses and write-downs of
   assets held for sale ...................      1,500          60       4,392
  Extraordinary loss on retirement of debt        --          --          --
  Increase(decrease) in accounts payable
   and accruals, net of amounts for
   capital expenditures ...................      2,254       3,013       2,238
  Increase in advances from related
    party payable .........................        228         220         602
                                              --------    --------    --------
        Total adjustments .................      4,616       3,808       7,740
                                              --------    --------    --------
        Net cash provided by (used in)
         development stage activities .....          2           1         (45)
                                              --------    --------    --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..........       --          --          --
  Deposits and other assets ...............       --          --          --
  Capitalization of preopening costs ......       --          --          --
  Development costs .......................       --          --          --
  Net (additions to) reductions in
   restricted cash equivalents ............        (2)         (1)        --
                                              --------    --------    --------
       Net cash provided by (used in)
        investing activities ..............        (2)         (1)        --
                                              --------    --------    --------

Cash flows from financing activities:
  Principal payments on First Mortgage
   Notes ..................................       --          --          --
  Proceeds from issuance of First
   Mortgage Notes, net of financing costs .       --          --          --
  Proceeds from borrowings under
   notes payable to related parties .......       --          --          --
  Equity contribution from Becker
   Gaming, Inc.relating to sale of
   warrants ...............................       --          --          --
                                              --------    --------    --------
       Net cash (used in) provided by
        financing activities ..............       --          --          --
                                              --------    --------    --------

       Net increase (decrease) in cash
        and cash equivalents ..............       --          --           (45)

Cash and cash equivalents, beginning
  of period ...............................       --          --            45
                                              --------    --------    --------

Cash and cash equivalents, end of period ..   $   --      $   --      $   --
                                              ========    ========    ========
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized   $   --      $   --      $   --
                                              ========    ========    ========
  Original issue discount that did not
   affect cash ............................   $   --      $   --      $   --
                                              ========    ========    ========
  Equity contribution by Becker Gaming that
   did not affect cash ....................   $   --      $   --      $   --
                                              ========    ========    ========

                                     (The Date Of Inception)Through June 30,
                                     ---------------------------------------

                                                      1998
                                                  --------
Cash flows from development stage activities:
  Net loss ....................................   $(35,211)
                                                  --------
  Adjustments to reconcile net loss
   to net cash used in development
   stage activities:
  Amortization of financing and other costs ...      1,609
  Amortization of original issue discount .....      2,788
  Abandonment losses and write-downs of
   assets held for sale .......................     11,986
  Extraordinary loss on retirement of debt ....      4,089
  Increase(decrease) in accounts payable
   and accruals, net of amounts for
   capital expenditures .......................      8,054
  Increase in advances from related
    party payable .............................      1,442
                                                  --------
        Total adjustments .....................     29,968
                                                  --------
        Net cash provided by (used in)
         development stage activities .........     (5,243)
                                                  --------

Cash flows from investing activities:
  Capital expenditures, net of
   construction accounts payable ..............    (12,936)
  Deposits and other assets ...................        (60)
  Capitalization of preopening costs ..........       (340)
  Development costs ...........................       (553)
  Net (additions to) reductions in
   restricted cash equivalents ................        (34)
                                                  --------
       Net cash provided by (used in)
        investing activities ..................    (13,923)
                                                  --------

Cash flows from financing activities:
  Principal payments on First Mortgage
   Notes ......................................    (20,200)
  Proceeds from issuance of First
   Mortgage Notes, net of financing costs .....     30,666
  Proceeds from borrowings under
   notes payable to related parties ...........      1,200
  Equity contribution from Becker
   Gaming, Inc.relating to sale of
   warrants ...................................      7,500
                                                  --------
       Net cash (used in) provided by
        financing activities ..................     19,166
                                                  --------

       Net increase (decrease) in cash
        and cash equivalents ..................       --

Cash and cash equivalents, beginning of period        --
                                                  --------

Cash and cash equivalents, end of period ......   $   --
                                                  ========
Supplemental cash flow disclosures:
  Interest paid, net of amounts capitalized ...   $  5,807
                                                  ========
  Original issue discount that did not
   affect cash ................................   $  7,500
                                                  ========
  Equity contribution by Becker Gaming that did
       not affect cash ........................   $  5,233
                                                  ========

The accompanying notes are an integral part of these consolidated financial statements.
================================================================================

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

         Use of Estimates in the Preparation of Financial Statements
         -----------------------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, particularly with respect to the matters described in Notes 2 and 4.

         Accounting Pronouncements
         -------------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires a separate statement to report components of comprehensive income for each period presented. The provisions of SFAS 130 are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"), which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.


2.       Capitol Queen & Casino, Inc. Bankruptcy Filing:

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

         Interest expense on the CQC Notes (as defined in Note 4) has not been recognized since CQC's March 17, 1998 bankruptcy petition date as it is not probable that postpetition interest for the CQC Notes will be an allowed claim in these proceedings.

         Reorganization items presented in the statements of loss incurred during the development stage are comprised of expenses incurred by CQC as a result of CQC's reorganization under Chapter 11 of the Bankruptcy Code. Such expenses consisted entirely of professional fees for the year ended June 30, 1998.

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

         The Company had contracted with a shipbuilder to construct the Capitol Queen riverboat. The total cost of the riverboat was $11,892,000, including construction period interest and other assets. During the third quarter of the year ended June 30, 1996, based on deteriorating market conditions after the expiration of the Aerie contract, the Company recognized a loss of $4,392,000 and wrote-down the carrying value of the riverboat to $7,500,000. Additionally, the cost of the riverboat was further written down during the fiscal year ended, June 30, 1998 to $6,000,000 based on recent offers received for the riverboat, which resulted in an additional abandonment loss of $1,5000,000. Such revised carrying value represents management's best estimate of the riverboat's current net realizable value in a cash sale, based on information obtained from shipbuilders, marine brokers, and purchase offers made to the Company from third parties.


         Jefferson City Development Agreement
         ------------------------------------

         The Company acquired the franchise rights to operate the Capitol Queen under a development agreement with the City of Jefferson City, Missouri (the "Development Agreement"), beginning September 1, 1993 for a period of seven years. The Company's rights and obligations under the Development Agreement were contingent upon receiving a gaming license which, until the occurrence of the events described in below, management believed was probable.

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

         At the time CQC was awarded the Development Agreement, and until the occurrence of the events described above, the Company believed it was probable it would receive a gaming license in Missouri. Accordingly, to reflect the CQC Stock Agreement, CQC recorded subscribed stock of $788,000 (using the $750,000 value described above for 5.0% of the stock to determine the value of the remaining 25% interest), recorded amounts payable under the agreement for $350,000 and recorded a corresponding total charge of $1,138,000 to development costs, to be amortized over the life of the Development Agreement. As a result of the decision by the Missouri Gaming Commission and the abandonment of the Capitol Queen project, management believes that it has been relieved of these obligations. Accordingly, the subscribed stock, the $350,000 liability and the related deferred costs (net of amortization from September 1, 1993 to June 30, 1994) were written-off in the fourth quarter of fiscal 1994.

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

         The Repurchase Agreement provided that in the event the development, ownership or operation of a riverboat gaming business in Jefferson City becomes unlawful or CQC is declined a gaming license, the Repurchase Agreement becomes null and void. At the time BGI entered the Repurchase Agreement, and until the occurrence of the events described above, the Company believed it was probable it would receive a gaming license in Missouri. Accordingly, the assumption of the liability under the Repurchase Agreement was treated as an additional investment in CQC by BGI, and the related present value of the costs to the Sellers of $5,232,000 was recorded as deferred development costs to be amortized over the life of the Development Agreement.

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


4.       Long-Term Debt:

         On November 18, 1993, the Company completed a private placement debt financing of $40,000,000 principal amount of 12% First Mortgage Notes Due November 15, 2000 (the " CQC Notes"). The offering generated net proceeds of approximately $30,666,000 (after deducting original issue discount of $7,500,000 and debt issue costs). Interest on the Notes is payable semi-annually. AC provided a limited guarantee for the CQC Notes (which guarantee was subject to release only upon licensing of the Capitol Queen, which is not expected) and the CQC Notes are collateralized by a first mortgage on substantially all of the assets of the Company. See Note 8.

         As described in Note 2, the Company was unable to make the interest payments due under the CQC Notes on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15, 1997 and May 15, 1998.
         Such past due interest, including accrued interest on unpaid interest, in the amount of $7,853,000 has been accrued in the accompanying financial statements. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings.

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

5.       Related-Party Transactions:

         Prior to the inception of CQC and through November 18, 1993, AC advanced a total of approximately $1,090,000 to fund development costs of CQC which was fully repaid on November 18, 1993 with proceeds from the private placement financing transaction. As of June 30, 1998 and 1997, the amounts payable to AC by the Company for additional advances were $1,308,000 and $1,213,000, respectively. The advances are non-interest bearing. See Note 8.

         In May, 1995, CQC borrowed $1.2 million from AC in order to make the semi-annual interest payment due on the CQC Notes. The borrowing was executed as an uncollateralized note payable to AC due June 30, 1998, with interest at an annual rate of 5.56%. Interest expense incurred in relation to the note payable to AC was $47,000, $67,000 and $67,000 during the years ended June 30, 1998, 1997 and 1996, respectively. The Company has not paid any interest to AC for this obligation. See Note 8.

         Subsequent to AC's November 14, 1997 bankruptcy filing, AC was no longer able to make advances to CQC. Accordingly, SC made advances to CQC for the year ended June 30, 1998 totaling $82,000. The Company has not made repayments to SC for these advances.


6.       Income Taxes:

         For the fiscal years June 30, 1998, 1997 and 1996, the Company incurred net operating losses for federal income tax purposes, and accordingly, these financial statements do not include provision for federal income tax purposes.

         The components included in determining the provision for income taxes for the years ended June 30, 1998, 1997 and 1996, net of extraordinary items, are shown below:


                                            1998           1997           1996
                                            ----           ----           ----
Tax provision (benefit) at federal
 income tax statutory rate .......   $(1,569,000)   $(1,294,000)   $(2,647,000)
Unrecognized tax benefit from net
 operating losses ................     1,569,000      1,294,000      2,574,000
Other ............................          --             --           73,000
                                     -----------    -----------    -----------
         Income tax provision ....   $      --      $      --      $      --
                                     -----------    -----------    -----------


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. The major components of deferred taxes as of June 30, 1998 and 1997 were as follows:


                                                  1998           1997
                                                  ----           ----
Liabilities:                               $      --      $      --
                                           -----------    -----------
Assets:

Federal net operating loss carryforwards     6,936,000      5,877,000
  Valuation allowance for assets held
    for sale ...........................     2,004,000      1,494,000
                                             ---------      ---------
  Total deferred tax assets ............     8,940,000      7,371,000
                                             ---------      ---------
  Valuation allowance ..................    (8,940,000)    (7,371,000)
                                            ----------     ----------
  Net deferred taxes ...................   $      --      $      --
                                           -----------    -----------

     As of June 30, 1998, the Company had a federal net operating loss carryforward of approximately $20,399,000 which expires between 2009 and 2013.

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

         Management is unable to determine a fair value for the outstanding $20,000,000 principal amount ($18,407,000 carrying amount at June 30, 1998) of 12% First Mortgage Notes due November 15, 2000 of Capitol Queen and Casino, Inc. (the "CQC Notes"). It is not practicable to determine the fair value of these financial instruments due to the debt covenant violations and related uncertainties involved in the matters described at Note 2.


8.       Subsequent Event:

         On November 14, 1997, AC filed a voluntary petition under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court of the District of Nevada (the "Bankruptcy Court") in Las Vegas, Nevada in order to provide it protection from creditors while it attempted to negotiate a settlement with the holders of certain debt. On June 25, 1998, the Bankruptcy Court approved a Plan of Reorganization (the "AC Plan"). All significant terms and conditions of the AC Plan were satisfied as of September 28, 1998, (the "Effective Date" of the AC
         Plan). Upon the Effective Date, the AC Plan has resulted in the transfer of sole ownership of AC to High River Limited Partnership, or its designee, an entity owned and controlled by Carl Icahn, a majority owner of certain then outstanding debt of AC.

         Prior to the Effective Date of the AC Plan, AC was the limited guarantor of certain debt of CQC, as described in Note 4. On the Effective Date of the AC Plan, or as soon thereafter as possible, AC is required to make a cash payment in the amount of $1,500,000 to the existing CQC bondholders, which, in conjunction with other requirements of the AC Plan, will result in the discharge, cancellation and extinguishment of AC's limited guarantee of the CQC debt.

         As described in Note 5, as of June 30, 1998, CQC had certain advances to AC in the amount of $1,308,000 and certain notes payable to AC in the amount of $1,200,000 plus accrued and unpaid interest of $190,000. Upon the effective date of the AC Plan, all such obligations to AC are immediately terminated.





--------------------------------------------------------------------------------

                                                                     SCHEDULE II

                          CAPITOL QUEEN & CASINO, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                For The Years Ended June 30, 1998, 1997 And 1996


                                                              Additions
                                                     ------------------------

                                        Balance at    Charged to    Charged to
                                        Beginning     Costs and     Other
                 Description            of Year       Expenses      Accounts
--------------------------------------  -----------   -----------   -----------

Deferred tax asset valuation allowance
Year ended June 30, 1998 ............  $ 7,371,000   $      --     $ 1,569,000
                                        ===========   ===========   ===========

Year ended June 30, 1997 ............  $ 6,994,000   $      --     $   377,000
                                        ===========   ===========   ===========

Year ended June 30, 1996 ............  $ 4,420,000   $      --     $ 2,574,000
                                        ===========   ===========   ===========


                                                      Balance at
                                                      End of
                 Description            Deductions    Year
--------------------------------------  -----------   --------
Deferred tax asset valuation allowance

 Year ended June 30, 1998 ............  $      --     $ 8,940,000
                                        ===========   ===========

 Year ended June 30, 1997 ............  $      --     $ 7,371,000
                                        ===========   ===========

 Year ended June 30, 1996 ............  $      --     $ 6,994,000
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

         (b)      Reports on Form 8-K

                  On April 15, 1998, the Company filed a current report on Form 8-K stating that on March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98-22172 LBR) to purse financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing. No financial statements were filed as a part of such report.

--------------------------------------------------------------------------------