Form 10-Q
period 1998-09-30
CAPITOL QUEEN & CASINO INC
filed 1998-11-16
CIK 919566

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

                 For the quarterly period ended: September 30, 1998


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

                                             Outstanding at
Class of common stock                        October 31, 1998
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

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                   FORM 10-Q
                                      INDEX



PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


CAPITOL QUEEN & CASINO, INC.
----------------------------
Balance Sheets as of September 30, 1998 and June
30, 1998........................................................5
Statements of Loss Incurred During the
Development Stage for the Three-Month Periods
Ended September 30, 1998 and 1997 and
and for the period from January 20, 1993 (the date
of inception)through September 30, 1998.........................6
Statements of Cash Flows for the Three-Month
Periods Ended September 30, 1998 and 1997
and for the period from January 20,
1993 (the date of inception) through
September 30, 1998..............................................8
Notes to Financial Statements ..................................10


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Capitol Queen & Casino, Inc.....................................12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................14
Item 6. Exhibits and Reports on Form 8-K........................15

SIGNATURES......................................................16

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                     ASSETS


                                                        September 30,   June 30,
                                                                1998      1998
                                                             -------   -------
                                                               (Unaudited)
Current assets:


  Restricted cash, in escrow account ....................      $  33    $   33
                                                             -------   -------

      Total current assets ...............................        33        33
                                                             -------   -------

Other assets:

  Assets held for sale ...................................     6,254     6,254
  Financing costs, net of accumulated
    amortization of $614 at September 30,
    1998 and $580 at June 30, 1998 .......................       303       337
                                                             -------   -------

      Total other assets .................................     6,557     6,591
                                                             -------   -------

      Total assets .......................................   $ 6,590   $ 6,624
                                                             =======   =======


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                       September 30,    June 30,
                                                              1998        1998
                                                          --------    --------
                                                       (Unaudited)

Current liabilities:

  Accounts payable ....................................   $     12    $   --
  Advances from related parties .......................       --            14
                                                          --------    --------
         Total current liabilities ....................         12          14
                                                          --------    --------
Prepetition liabilities subject to compromise:
  Advances from related parties .......................        187       1,440
  Accrued interest ....................................      7,853       8,042
  Notes payable to related parties ....................       --         1,200
  Long-term debt classified as current due to default
    under covenants, net of unamortized original issue
    discount of $1,455 and $1,593, respectively .......     17,045      18,407
                                                          --------    --------
    Total prepetition liabilities subject to compromise     25,085      29,089
                                                          --------    --------

         Total liabilities ............................     25,097      29,103
                                                          --------    --------
Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding ......       --          --
  Additional paid-in capital ..........................     14,232      12,732
  Deficit accumulated during development stage ........    (32,739)    (35,211)
                                                          --------    --------
      Total stockholders' equity (deficit) ............    (18,507)    (22,479)
                                                          --------    --------

      Total liabilities and stockholders'
         equity (deficit) .............................   $  6,590    $  6,624
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

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)



                                                Three Months Ended September 30,
                                                         1998       1997
                                                      -------    -------
Revenues .............................                    $--        $--

Operating expenses:
  Amortization of financing and
    other costs ......................                      34         33
  Abandonment loss and write-downs of
    assets held for sale .............                     --         --
  Development costs ..................                      54         79
                                                       -------    -------

      Total operating expenses .......                      88        112
                                                       -------    -------

Operating loss .......................                     (88)      (112)

Other income (expenses):
  Interest income ....................                      --         --
  Interest expense (contractual
    interest of $972 for the three
    months ended September 30, 1998,
    and $19,225 for the period from
    January 20, 1993 (the date of
    inception) through September
    30, 1998) ........................                    (138)      (890)
  Interest capitalized ...............                      --         --
                                                       -------    -------
     Total other income(expense) .....                    (138)      (890)
                                                       -------    -------
     Loss before reorganization
     items and extraordinary items ...                    (226)    (1,002)

  Reorganization items ...............                      --         --
                                                       -------    -------
  Loss before extraordinary items ....                    (226)    (1,002)


Extraordinary item:
  Loss on early retirement of debt (no
    income tax benefit available) ....                      --         --
  Gain on extinguishment of
    indebtedness to related party ....                   2,697         --
                                                       -------    -------
                                                         2,697         --

   Net income (loss)..................                 $ 2,471   $ (1,002)
                                                       =======    =======

                                                         For The Period
                                                        January 20, 1993
                                                          (The Date Of
                                                           Inception)
                                                            Through
                                                         September 30,
                                                             1998
                                                     ------------------
Revenues .............................                               $--

Operating expenses:
  Amortization of financing and
    other costs ......................
  Abandonment loss and write-downs of                               1,643
    assets held for sale .............                             11,926
  Development costs ..................                              2,251
                                                       ------------------
      Total operating expenses .......                             15,820
                                                       ------------------
 Operating loss ......................                            (15,820)

Other income (expenses):
  Interest income ....................                              1,267
  Interest expense (contractual
    interest of $972 for the three
    months ended September 30, 1998,
    and $19,225 for the period from
    January 20, 1993 (the date of
    inception) through September
    30, 1998) ........................                            (17,458)
  Interest capitalized ...............                                683
                                                       ------------------
     Total other income(expense) .....                            (15,508)
                                                       ------------------
     Loss before reorganization
     items and extraordinary items ...                            (31,328)
                                                       ------------------
  Reorganization items ...............                                (20)
  Loss before extraordinary items ....                 ------------------
                                                                  (31,348)
Extraordinary item:
  Loss on early retirement of debt (no
    income tax benefit available) ....                             (4,089)
  Gain on extinguishment of
    indebtedness to related party ....                              2,697
                                                       ------------------
                                                                   (1,392)

   Net income (loss)..................                 $          (32,740)
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

                          CAPITOL QUEEN & CASINO, INC.

                    (A Development Stage Company And A Wholly
                    Owned Subsidiary of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)





                                                  Three Months Ended
                                                     September 30,
                                                    1998       1997
                                                 -------    -------

Cash flows from development stage activities:
 Net income (loss).............................   $ 2,471    $(1,002)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...        34         33
 Amortization of original issue discount .....       138        117
 Extraordinary gain on extinguishment of
    indebtedness to related party ............    (2,697)        --
 Abandonment losses and write-downs of assets
     held for sale ...........................        --         --
 Extraordinary loss on retirement of debt ....        --         --
 Increase (decrease) in accounts payable and
      accruals, net of amounts for capital
      expenditures ....................               12        773
 Increase in advances from related parties ...        42         79
                                                 -------    -------
       Total adjustments .....................    (2,471)     1,002
                                                 -------    -------
       Net cash used in development
         stage activities ....................        --         --
                                                 -------    -------

Cash flows from investing activities:
 Capital expenditures, net of construction
     accounts payable .........................       --         --
 Deposits and other assets ....................
 Capitalization of preopening costs ...........       --         --
 Development costs ............................       --         --
 Net (additions to) reductions in restricted
     cash equivalents .........................       --         --
                                                  -------    -------
     Net cash used in investing activities ....       --         --
                                                  -------    -------

Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..    (1,500)        --
 Proceeds from issuance of First Mortgage
     Notes, net of financing costs ...........        --         --
 Proceeds from affiliate guarantee obligations     1,500         --
 Proceeds from borrowings under notes payable
     to related parties ......................        --         --
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ...........        --         --
                                                  -------    -------
     Net cash provided by financing activities        --         --
                                                  -------    -------
     Net (decrease) increase in cash and cash
     equivalents .............................        --         --

Cash and cash equivalents, beginning of period        --         --
                                                  -------    -------
Cash and cash equivalents, end of period .....        --         --
                                                  =======    =======

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...        $-         $-
                                                  =======    =======
 Original issue discount that
    did not affect cash ......................        $-         $-
                                                  =======    =======
 Equity contribution by Becker Gaming
    that did not affect cash .................        $-         $-
                                                  =======    =======

                                                       For The Period
                                                      January 20, 1993
                                                        (The Date Of
                                                         Inception)
                                                           Through
                                                         September 30,
                                                              1998
                                                           --------

Cash flows from development stage activities:
 Net income (loss)............................           $(32,740)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...              1,643
 Amortization of original issue discount .....              2,926
 Extraordinary gain on extinguishment of
    indebtedness to related party ............             (2,697)
 Abandonment losses and write-downs of assets
     held for sale ...........................             11,986
 Extraordinary loss on retirement of debt ....              4,089
 Increase (decrease) in accounts payable and
     accruals, net of amounts for capital
     expenditures ............................              8,066
 Increase in advances from related parties ...              1,484
                                                          -------
       Total adjustments .....................             27,497
                                                          -------
       Net cash used in development
         stage activities ....................             (5,243)
                                                          -------

Cash flows from investing activities:
 Capital expenditures, net of construction
     accounts payable .........................           (12,936)
 Deposits and other assets ....................               (60)
 Capitalization of preopening costs ..........               (340)
 Development costs ...........................               (553)
 Net (additions to) reductions in restricted
     cash equivalents .........................               (34)
                                                          -------
     Net cash provided by used in investing
       activities .............................           (13,923)
                                                          -------

Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..            (21,700)
 Proceeds from issuance of First Mortgage
     Notes, net of financing costs ...........             30,666
 Proceeds from affiliate guarantee obligation               1,500
 Proceeds from borrowings under
    notes payable to  related parties ........              1,200
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ...........              7,500
                                                          -------
     Net cash provided by financing activities             19,166
                                                          -------
     Net (decrease) increase in cash and cash
     equivalents .............................                 --

Cash and cash equivalents, beginning of period                 --
                                                          -------

Cash and cash equivalents, end of period .....                 --
                                                         ========

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...           $  5,807
                                                         ========
 Original issue discount that
    did not affect cash ......................           $  7,500
                                                         ========
 Equity contribution by Becker Gaming
    that did not affect cash .................           $  5,233
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

                          CAPITOL QUEEN & CASINO, INC.
          (A Development Stage Company And A Wholly Owned Subsidiary Of
                              Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

1)       Basis of Presentation:

Capitol Queen & Casino, Inc. ("CQC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1998.


2)       Capitol Queen & Casino, Inc. Bankruptcy Filing:

On March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98-22172 LBR) to pursue financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.

Interest expense on the CQC Notes (as defined in Note 3) has not been recognized since CQC's March 17, 1998 bankruptcy petition date as it is not probable that postpetition interest for the CQC Notes will be an allowed claim in these proceedings.

Reorganization items presented in the statements of loss incurred during the development stage are comprised of expenses incurred by CQC as a result of CQC's reorganization under Chapter 11 of the Bankruptcy Code. Such expenses consisted entirely of professional fees for the year ended June 30, 1998.


3)       Long-Term Debt:

         On November 18, 1993, the Company completed a private placement debt financing of $40,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 (the " CQC Notes"). The offering generated net proceeds of approximately $30,666,000 (after deducting original issue discount of $7,500,000 and debt issue costs). Interest on the Notes is payable semi-annually. AC provided a limited guarantee for the CQC Notes (which guarantee was subject to release only upon licensing of the Capitol Queen, which is not expected) and the CQC Notes are collateralized by a first mortgage on substantially all of the assets of the Company. See Note 4.

         The Company was unable to make the interest payments due under the CQC Notes payable on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15, 1997 and May 15, 1998. Past due interest, including default interest on accrued but unpaid interest, in the amount of $7,853,000 has been recorded in the accompanying financial statements. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings.

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

         The Indenture governing the CQC Notes (the "Indenture") limits the use of the net proceeds from the offering and the sale of the Warrants to fund the cost of the development and construction of the Capitol Queen project, the development of a convention center in Jefferson City, Missouri and initial interest payments. The proceeds were placed in escrow with a trustee pending drawdowns for qualifying project expenditures. As more fully explained certain of the proceeds were used in January 1995 in connection with the first step of the plan to repay the CQC Notes. Prior to the receipt of a notice of acceleration on July 3, 1997, the CQC Notes were not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the Indenture. The Company had the option to redeem the Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI consummated an initial public offering of its common stock, the Company may also have redeemed the CQC Notes, at a premium of 108%.

         The Indenture contains covenants that, among other things, limit the ability of the Company and, in certain cases, AC, to pay dividends or management fees, or incur additional indebtedness.


4)       Arizona Charlie's, Inc. Bankruptcy Filing:

          On November 14, 1997, Arizona Charlie's, Inc. ("AC"), an affiliate of CQC, filed a voluntary petition under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") in Las Vegas, Nevada in order to provide it protection from creditors while it attempted to negotiate a settlement with the holders of certain debt. On June 25, 1998, the Bankruptcy Court approved a Plan of Reorganization (the "AC Plan"). All significant terms and conditions of the AC Plan were satisfied as of September 28, 1998, (the "Effective Date" of the AC
Plan). Upon the Effective Date, the AC Plan resulted in the transfer of sole ownership of AC to High River Limited Partnership, or its designee ("Nybor"), an entity owned and controlled by Carl Icahn, a majority owner of certain then outstanding debt of AC.

         Prior to the Effective Date of the AC Plan, AC was the limited guarantor of certain debt of CQC, as described in Note 3. On the Effective Date of the AC Plan, Nybor made a cash payment in the amount of $1,500,000 to the existing CQC bondholders, which, in conjunction with other requirements of the AC Plan, will result in the discharge, cancellation and extinguishment of AC's limited guarantee of the CQC debt. The cash payment of $1,500,000 was made to and is currently being held by the trustee of the CQC Notes, pending distribution to the holders of the CQC Notes. The cash payment has been recognized as a partial extinguishment of the CQC notes, with no resulting gain or loss, and as additional paid-in-capital, since AC waived all claims against CQC in connection with the AC Plan.

         As of June 30, 1998, CQC had certain advances to AC in the amount of $1,308,000 and certain notes payable to AC in the amount of $1,200,000 plus accrued and unpaid interest of $189,000. Upon the effective date of the AC Plan, all such obligations to AC were immediately terminated. As such, CQC wrote-off and recognized an extraordinary gain on extinguishment of indebtedness to AC at September 30, 1998 in the amount of $2,697,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


 Analysis of Development Stage Activities for the period January 20, 1993 (the date inception) through September 30, 1998

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

         As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. CQC incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. At September 30, 1998, approximately $33,000 remained in the escrow account held by the Indenture Trustee and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

         The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November
15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997,
November 15, 1997 and May 15, 1998.

         During the period from inception through September 30, 1998, CQC had total operating expenses of $15,820,000 consisting primarily of an abandonment loss of $6,034,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. Also, at March, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the 1996 fiscal year. The cost of the riverboat was further written down at June 30, 1998 to $6,000,000 based on recent offers received for the riverboat, which resulted in an additional abandonment loss of $1,500,000. Also included in operating expenses are amortization expense of $1,643,000 associated with debt issue costs and $2,251,000 of project development costs. For the same period, CQC incurred $17,458,000 of interest cost of which $683,000 was capitalized by CQC as required by generally accepted accounting principles as part of the riverboat construction. CQC earned interest income of $1,267,000 for the period from inception to September 30, 1998.

Liquidity and Capital Resources
-------------------------------

         For the period from inception through September 30, 1998, net cash used in development stage activities was $5,243,000. Cash flows used in investing activities for the period was $13,923,000 which included $12,936,000 of capital expenditures related to the construction of the riverboat and acquisition of the Jefferson City land site. At September 30, 1998, CQC had expended a total of approximately $21,890,000 on the development and construction of the Capitol Queen project including on-going maintenance and insurance costs.

         CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and past due interest thereon of $7,853,500 at September 30, 1998, which includes amounts accrued on unpaid interest. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Additionally, on July 3, 1997 CQC received a notice of acceleration from the trustee of the CQC Notes. Moreover, CQC, because it has not paid certain interest due on its Notes and has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result of the above items, the CQC Notes have been classified as a current liability as of September 30, 1998 and June 30, 1998.

         On November 14, 1997, AC filed for bankruptcy protection with the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 97-28781 LBR).

         On June 25, 1998, a "Consensual Plan of Reorganization Proposed by AC (the "Debtor') and High River (the "Plan"), dated June 24, 1998, was approved by the Bankruptcy Court. Pursuant to the Plan, AC was reorganized as of September 28, 1998 in accordance with the Debt Conversion Option of the Plan. As a part of the Plan, the AC Limited Guaranty has been canceled in exchange for the payment of $1,500,000 in cash, which is currently held by the trustee of the CQC Notes pending distribution to the CQC noteholders.


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

         Since the Company has no existing operations, nor any anticipated future operations, management believes that the Year 2000 Issue will not have a material impact on the financial position, operations or cash flows of the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not presently a party to any lawsuits relating to routine or other matters incidental to its respective business, except as described below.

         By letters dated July 3, 1997 and July 17, 1997, IBJ Schroder Bank & Trust Company, the trustee of the CQC Indenture dated as of November 15, 1993, declared all of the Securities (as defined in the Indenture) to be immediately due and payable, together with all accrued and unpaid interest thereon. Subsequent letters from IBJ Schroder Bank & Trust Company, dated September 5, 1997, provided notices of defaults by CQC and AC under their respective Indentures and also served Notice of Acceleration on AC with respect to its Securities and its Limited Guaranty of the CQC debt. CQC and AC retained counsel to assist them in dealing with the Bondholders and on July 16, 1997, a proposal for the financial restructuring of the CQC and AC indebtedness was presented to the Bondholders through the Trustee and Counsel to one of the major Bondholders. The Bondholders orally responded to such offer as of September 10, 1997.

         On November 14, 1997, AC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 97-28781 LBR) to pursue the financial reorganization of AC.

         On June 25, 1998, a "Consensual Plan of Reorganization Proposed by AC (the "Debtor") and High River" (the "Plan"), dated June 24, 1998, was approved by the Bankruptcy Court. Pursuant to the Plan, AC was reorganized as of September 28, 1998 (the "Effective Date") in accordance with the Debt Conversion Option of the Plan. Under the Debt Conversion Option, the AC Notes were redeemed with funding provided by Arnos, an affiliate of High River in the form of a loan to AC for approximately $18,000,000.

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

         Subsequently, CQC received a conditional offer from a third party and a new hearing date of May 15, 1998 was scheduled to consider this bid and any others that might be forthcoming. The third party, however, then requested a continuance to allow for additional time to complete its diligence investigation regarding the vessel and, there being no other bidders prepared to offer a competitive bid to that of the third party, a further continuance was requested and granted to June 15, 1998, at which time the third party bid and that of any competing buyers were to be considered. Prior to that hearing date, the pending bid was withdrawn and the hearing was vacated. Several additional bids have been recently received but were rejected for inadequacy of the offered purchase price and sale of the boat has not occurred. Plans are now being pursued for a sealed bid auction of the boat. No other action has occurred pursuant to the bankruptcy.

Item 6.  Exhibits and Reports on Form 8-K


         The   Company  did  not  file  any  reports  on  form  8-K  during  the three-months ended September 30, 1998.

================================================================================
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Capitol Queen & Casino, Inc.
                                                    ----------------------------
                                                             (Registrant)





Date:    November 16, 1998                /S/ Bruce F. Becker
         ----------------                 -------------------
                                          Bruce F. Becker
                                          President, Chief Executive
                                          Officer (Principal Executive Officer)
                                          and Sole Director





Date:    November 16, 1998                /S/ Jerry Griffis
         ----------------                 -----------------
                                          Jerry Griffis
                                          Controller (Principal Financial and
                                          Accounting Officer)
================================================================================