Form 10-Q
period 1998-12-31
CAPITOL QUEEN & CASINO INC
filed 1999-02-12
CIK 919566

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

                 For the quarterly period ended: December 31, 1998


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 33-75806

                          CAPITOL QUEEN & CASINO, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                           43-1652885
          ------                                           ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporations or organization)                        Identification No.)

     2605 S. Decatur, Suite 218
     Las Vegas, Nevada                                       89102
     -----------------                                       -----
    (Address of principal                                 (Zip Code)
      executive offices)

                                 (702) 579-0235
                                 --------------
              (Registrant's telephone number, including area code)

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

          YES [X]                                  NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
Class of common stock                        January 31, 1999
---------------------                        --------------
  $1.00 par value                              100 shares

================================================================================

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and oth er business development activities as well as other capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, debt service (including sensitivity to fluctuations in interest rates), domestic economic conditions, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).

                          CAPITOL QUEEN & CASINO, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                    FORM 10-Q
                                      INDEX



PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


CAPITOL QUEEN & CASINO, INC.
----------------------------
Balance Sheets as of December 31, 1998 and June
30, 1998........................................................6
Statements of Loss Incurred  During the  Development
Stage for the  Three-Month Periods  Ended  December
31, 1998 and 1997 and for the  Six-Month  Periods
Ended Decmeber 31, 1998 and 1997 and for the period
from January 20, 1993 (the date of inception)
through December 31, 1998.......................................7
Statements of Cash Flows for the Six-Month
Periods  Ended  December  31, 1998 and 1997 and
for the period from  January 20, 1993 (the date of
inception) through December 31, 1998............................9
Notes to Financial Statements...................................11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Capitol Queen & Casino, Inc.....................................14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................17
Item 6. Exhibits and Reports on Form 8-K........................18

SIGNATURES......................................................19

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                     ASSETS


                                                        December 31,   June 30,
                                                                1998      1998
                                                             -------   -------
                                                                     (Unaudited)
Current assets:


  Restricted cash, in escrow account ....................      $   7    $   33
                                                             -------   -------

      Total current assets ...............................         7        33
                                                             -------   -------

Other assets:

  Assets held for sale ...................................     3,454     6,254
  Financing costs, net of accumulated
    amortization of $649 at December 31,
    1998 and $580 at June 30, 1998 .......................       268       337
                                                             -------   -------

      Total other assets .................................     3,722     6,591
                                                             -------   -------

      Total assets .......................................   $ 3,729   $ 6,624
                                                             =======   =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                       December 31,    June 30,
                                                              1998        1998
                                                          --------    --------
                                                       (Unaudited)

Current liabilities:

  Advances from related parties .......................   $   --            14
                                                          --------    --------
         Total current liabilities ....................       --            14
                                                          --------    --------
Prepetition liabilities subject to compromise:
  Advances from related parties .......................        178       1,440
  Accrued interest ....................................      7,853       8,042
  Notes payable to related parties ....................       --         1,200
  Long-term debt classified as current due to default
    under covenants, net of unamortized original issue
    discount of $1,311 and $1,593, respectively .......     17,189      18,407
                                                          --------    --------
    Total prepetition liabilities subject to compromise     25,220      29,089
                                                          --------    --------

         Total liabilities ............................     25,220      29,103
                                                          --------    --------
Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding ......       --          --
  Additional paid-in capital ..........................     14,232      12,732
  Deficit accumulated during development stage ........    (35,723)    (35,211)
                                                          --------    --------
      Total stockholders' equity (deficit) ............    (21,491)    (22,479)
                                                          --------    --------

      Total liabilities and stockholders'
         equity (deficit) .............................   $  3,729    $  6,624
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

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)


                                Three Months Ended December 31,
                                        1998       1997
                                     -------    -------
Revenues .........................        $-         $-

Operating expenses:
  Amortization of financing and
    other costs ..................        34         34
  Abandonment loss and write-downs
    of assets held for sale            2,800         --
  Development costs ..............         6         47
                                     -------    -------

      Total operating expenses ...     2,840         81
                                     -------    -------

Operating loss ...................    (2,840)       (81)

Other income (expenses):
  Interest income ................        --          1
  Interest expense (contractual
    interest of $715 for the three-
    months ended  December 31, 1998,
    $1,687 for the  six-months
    ended  December 31, 1998 and
    $20,078 for the period from
    January 20, 1993 (the date of
    inception)through December
    31, 1998 .....................      (143)      (915)
  Interest capitalized ...........        --         --
                                     -------    -------

Total other income (expense) .....      (143)      (914)
                                     -------    -------
Loss before reorganization
  items and extraordinary items...    (2,983)      (995)

Reorganization items .............        --         --
                                     -------    -------
Loss before extraordinary items ..    (2,983)      (995)

Extraordinary item:
  Loss on early retirement of
    debt (no income tax benefit
    available) ...................      --         --
  Gain on extinguishment of
    indebtedness to related party.      --         --
                                     -------    -------

   Net loss ......................   $(2,983)     $(995)
                                     =======    =======

                                                                  For The Period
                                                                January 20, 1993
                                                                    (The Date Of
                                                                      Inception)
                                            Six Months              Through
                                         Ended December 31,       December 31,
                                         1998        1997            1998
                                     --------    --------    ------------------
Revenues ...........................       $-          $-                    $-


Operating expenses:
  Amortization of financing and
    other costs ....................       68          67                 1,677
  Abandonment loss and write-downs
    of assets held for sale ........    2,800          --                14,726
  Development costs ................       60         126                 2,257
                                     --------    --------    ------------------
      Total operating expenses .....    2,928         193                18,660
                                     --------    --------    ------------------
Operating loss                         (2,928)       (193)              (18,660)

Other income (expenses):
  Interest income ..................       --           1                 1,267
  Interest expense (contractual
    interest of $715 for the three-
    months ended December 31, 1998,
    $1,687 for the six-months ended
    December 31, 1998 and $20,078 for
    the period from January 20, 1993
    (the date of inception)
    through December 31, 1998 ......     (281)     (1,805)              (17,601)
  Interest capitalized .............       --          --                   683
                                     --------    --------    ------------------
Total other income (expense) .......     (281)     (1,804)              (15,651)

Loss before reorganization
  items and extraordinary items...    (3,209)      (1,997)              (34,311)

Reorganization items .............        --         --                     (20)
                                     --------    --------    ------------------
Loss before extraordinary items ..    (3,209)      (1,997)              (34,331)


Extraordinary item:
  Loss on early retirement of
     debt (no income tax benefit ...
     available) ....................     --          --                  (4,089)
                                     --------    --------    ------------------
  Gain on extinguishment of
    indebtedness to related party.      2,697        --                   2,697
                                     --------    --------    ------------------

  Net loss ........................    $ (512)   $ (1,997)   $          (35,723)
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

                          CAPITOL QUEEN & CASINO, INC.

           (A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)


                                                  Six-Months Ended
                                                     December 31,
                                                    1998       1997
                                                 -------    -------

Cash flows from development stage activities:
 Net income (loss).............................   $  (512)  $(1,997)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...        68         67
 Amortization of original issue discount .....       281        240
 Extraordinary gain on extinguishment of
    indebtedness to related party ............    (2,697)        --
 Abandonment losses and write-downs of assets
     held for sale ...........................     2,800         --
 Extraordinary loss on retirement of debt ....        --         --
 Increase (decrease) in accounts payable and
      accruals, net of amounts for capital
      expenditures ....................               --      1,565
 Increase in advances from related parties ...        34        126
                                                 -------    -------
       Total adjustments .....................       486      1,998
                                                 -------    -------
       Net cash used in development
         stage activities ....................       (26)         1
                                                 -------    -------
Cash flows from investing activities:
 Capital expenditures, net of construction
     accounts payable .........................       --         --
 Deposits and other assets ....................
 Capitalization of preopening costs ...........       --         --
 Development costs ............................       --         --
 Net (additions to) reductions in restricted
     cash equivalents .........................       26         (1)
                                                  -------    -------
     Net cash used in investing activities ....       26         (1)
                                                  -------    -------
Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..    (1,500)        --
 Proceeds from issuance of First Mortgage
     Notes, net of financing costs ...........        --         --
 Proceeds from affiliate guarantee obligations     1,500         --
 Proceeds from borrowings under notes payable
     to related parties ......................        --         --
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ...........        --         --
                                                  -------    -------
     Net cash provided by financing activities        --         --
                                                  -------    -------
     Net (decrease) increase in cash and cash
     equivalents .............................        --         --

Cash and cash equivalents, beginning of period        --         --
                                                  -------    -------
Cash and cash equivalents, end of period .....        --         --
                                                  =======    =======

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...        $-         $-
                                                  =======    =======
 Original issue discount that
    did not affect cash ......................        $-         $-
                                                  =======    =======
 Equity contribution by Becker Gaming
    that did not affect cash .................        $-         $-

                                                 =======    =======

                                                       For The Period
                                                      January 20, 1993
                                                        (The Date Of
                                                         Inception)
                                                           Through
                                                         December 31,
                                                             1998
                                                           --------

Cash flows from development stage activities:
 Net income (loss)............................           $(35,723)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...              1,677
 Amortization of original issue discount .....              3,070
 Extraordinary gain on extinguishment of
    indebtedness to related party ............             (2,697)
 Abandonment losses and write-downs of assets
     held for sale ...........................             14,786
 Extraordinary loss on retirement of debt ....              4,089
 Increase (decrease) in accounts payable and
     accruals, net of amounts for capital
     expenditures ............................              8,054
 Increase in advances from related parties ...              1,475
                                                          -------
       Total adjustments .....................             30,454
                                                          -------
       Net cash used in development
         stage activities ....................             (5,269)
                                                          -------

Cash flows from investing activities:
 Capital expenditures, net of construction
     accounts payable .........................           (12,936)
 Deposits and other assets ....................               (60)
 Capitalization of preopening costs ..........               (340)
 Development costs ...........................               (553)
 Net (additions to) reductions in restricted
     cash equivalents .........................                (8)
                                                          -------
     Net cash provided by used in investing
       activities .............................           (13,897)
                                                          -------

Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..            (21,700)
 Proceeds from issuance of First Mortgage
     Notes, net of financing costs ...........             30,666
 Proceeds from affiliate guarantee obligation               1,500
 Proceeds from borrowings under
    notes payable to  related parties ........              1,200
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ...........              7,500
                                                          -------
     Net cash provided by financing activities             19,166
                                                          -------
     Net (decrease) increase in cash and cash
     equivalents .............................                 --

Cash and cash equivalents, beginning of period                 --
                                                          -------

Cash and cash equivalents, end of period .....                 --
                                                         ========

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...           $  5,807
                                                         ========
 Original issue discount that
    did not affect cash ......................           $  7,500
                                                         ========
 Equity contribution by Becker Gaming
    that did not affect cash .................           $  5,233
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

                          CAPITOL QUEEN & CASINO, INC.
          (A Development Stage Company And A Wholly Owned Subsidiary Of
                              Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------

1)       Basis of Presentation:

         Capitol Queen & Casino, Inc. ("CQC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1998.


2)       Capitol Queen & Casino, Inc. Bankruptcy Filing:

         On March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98-22172 LBR) to pursue financial reorganization of CQC and to facilitate a sale of the Riverboat, the principal asset of CQC, to a third party. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.

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

         The Company was unable to make the interest payments due under the CQC Notes payable on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15, 1997, May 15, 1998 and November 15, 1998. Past due interest, including default interest on accrued but unpaid interest, in the amount of $7,853,000 has been recorded in the accompanying financial statements. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings.

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


4)       Arizona Charlie's, Inc. Bankruptcy Filing:

                  On November 14, 1997, Arizona Charlie's, Inc. ("AC"), an affiliate of CQC, filed a voluntary petition under Chapter 11 of the US Bankruptcy Code with the Bankruptcy Court in order to provide it protection from creditors while it attempted to negotiate a settlement with the holders of certain debt. On June 25, 1998, the Bankruptcy Court approved a Plan of Reorganization (the "AC Plan"). All significant terms and conditions of the AC Plan were satisfied as of September 28, 1998, (the "Effective Date" of the AC
Plan). Upon the Effective Date, the AC Plan resulted in the transfer of sole ownership of AC to High River Limited Partnership ("High River"), or its designee ("Nybor"), an entity owned and controlled by Carl Icahn, a majority owner of certain then outstanding debt of AC.

         Prior to the Effective Date of the AC Plan, AC was the limited guarantor of certain debt of CQC, as described in Note 3. On the Effective Date of the AC Plan, Nybor made a cash payment in the amount of $1,500,000 to the existing CQC bondholders, which, in conjunction with other requirements of the AC Plan, will result in the discharge, cancellation and extinguishment of AC's limited guarantee of the CQC debt. The cash payment of $1,500,000 was made and was distributed to the holders of the CQC Notes. The cash payment has been recognized as a partial extinguishment of the CQC notes, with no resulting gain or loss, and as additional paid-in-capital, since AC waived all claims against CQC in connection with the AC Plan.

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


5)        Sealed Bid Sale Of Riverboat Assets:

         On January 26, 1999, CQC and IBJ Whitehall Bank & Trust Company ("IBJ Whitehall"), by and through their selling agent, Continental Plants Corp. and Plant & Machinery, Inc, acting as a consortium collectively, ("PMI"), conducted a sealed bid sale of the Riverboat in accordance with the sealed bid sale procedures previously approved by the Bankruptcy Court (the "Procedures"). PMI received two bids for the riverboat. The highest bid was from High River, an entity owned and controlled by Carl Icahn, a majority owner of certain outstanding debt of CQC, at a bid price of $3,200,000, inclusive of the mandatory 5% buyers premium (the "High River Bid"). High River submitted the initial earnest money deposit of $200,000 with its bid and the funds were then deposited in the Bernhard & Leslie, CHTD Trust Account (the "Trust Account"). The sealed bid sale, which was subject to Bankruptcy Court approval, resulted in a write-down of the riverboat assets based on the highest bid received in the amount of $2,800,000 in the December 31, 1998 financial statements.

         On January 27, 1999, CQC and IBJ Whitehall executed a Notice of Acceptance of the High River Bid. CQC and High River subsequently executed a Purchase and Sale Agreement (the "Agreement") dated January 28, 1999, and High River delivered an increased earnest money deposit of $600,000 in accordance with the Procedures. The funds were deposited in the Trust Account.

         On Friday, January 29, 1999, counsel for CQC was notified by counsel for IBJ Whitehall that High River was requesting a continuance of hearing set for Monday, February 1, 1999 (at which hearing counsel for CQC was to present to the Bankruptcy Court the highest and best bid and obtain an order approving the sale to the highest and best bidder), so High River could consider whether the High River Bid was authorized by the proper persons. Counsel for CQC obtained a continuance of the hearing to Wednesday, February 3, 1999 at 9:30 am.

         On Tuesday, February 2, 1999, counsel for CQC received written notice from High River's counsel confirming that High River did not intend to consummate the purchase and sale transaction. Counsel for High River, IBJ Whitehall and CQC subsequently negotiated and prepared an agreed-upon form of order to present to the Bankruptcy Court at the February 3 hearing. The order provides, in pertinent part, that CQC will retain the $800,000 earnest money deposit as its sole and liquidated damages as a result of High River's failure and/or refusal to purchase the Riverboat. The order was entered by the US Bankruptcy Court on February 5, 1999.

         If approved by the Bankruptcy Court, the earnest money deposit will be utilized as follows: (i) to reimburse PMI for out of pocket expenses incurred in connection with the marketing and sale of the Riverboat, (ii) to reimburse PMI for monthly expenses advanced to CQC through January 1, 1999 for maintenance of and insurance on the Riverboat, (iii) for maintenance of and insurance on the Riverboat from and after February 1, 1999 until a sale of the Riverboat is consummated, (iv) for legal counsel fees incurred by CQC in connection with its Chapter 11 reorganization, and (v) for any other administrative expenses which the Bankruptcy Court may allow and authorize CQC to pay. Upon consummation of a sale of the Riverboat, the balance of the earnest money deposit will be distributed in accordance with a plan of reorganization or other court order authorizing and directing distribution of the funds.

         CQC currently is in the process of working with counsel for IBJ Whitehall and representatives of PMI to sell the Riverboat. CQC currently plans to continue soliciting potential buyers, and negotiate a new Purchase and Sale Agreement which can be presented to the Bankruptcy Court for approval, subject to overbids presented in open court. Counsel for IBJ Whitehall has been advised by counsel for High River that High River is willing to enter into an agreement to purchase the Riverboat for $1.2 million, subject to overbids. The offer has not been accepted or rejected to date.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


       Analysis of Development Stage Activities for the period January 20,
             1993 (the date of inception) through December 31, 1998


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

      As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. CQC incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. At December 31, 1998, approximately $7,000 remained in the escrow account held by the Indenture Trustee and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

      The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November 15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15,
1997, May 15, 1998 and November 15, 1998.

      During the period from inception through December 31, 1998, CQC had total operating expenses of $18,660,000 consisting primarily of an abandonment loss of $6,034,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. Also, at March, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the 1996 fiscal year. The cost of the riverboat was further written down at June 30, 1998 to $6,000,000 based on recent offers received for the riverboat, which resulted in an additional abandonment loss of $1,500,000. The riverboat assets were to be auctioned on January 26, 1999 in a sealed bid sale. Based upon this sealed bid, the Riverboat was further written down to $3,200,000 resulting in an additional abandonment loss of $2,800,000. See "Liquidity and Capital Resources". Also included in operating expenses are amortization expense of $1,677,000 associated with debt issue costs and $2,257,000 of project development costs. For the same period, CQC incurred $17,601,000 of interest cost of which $683,000 was capitalized by CQC as required by generally accepted accounting principles as part of the riverboat construction. CQC earned interest income of $1,267,000 for the period from inception to December 31, 1998.

Liquidity and Capital Resources
-------------------------------

     For the period from inception through December 31, 1998, net cash used in development stage activities was $5,269,000. Cash flows used in investing activities for the period was $13,897,000, which included $12,936,000 of capital expenditures, related to the construction of the riverboat and acquisition of the Jefferson City land site. At December 31, 1998, CQC had expended a total of approximately $21,900,000 on the development and construction of the Capitol Queen project including on-going maintenance and insurance costs.

      CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and past due interest thereon of $7,853,500 at December 31, 1998, which includes amounts accrued on unpaid interest. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Additionally, on July 3, 1997 CQC received a notice of acceleration from the trustee of the CQC Notes. Moreover, CQC, because it has not paid certain interest due on its Notes and has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result of the above items, the CQC Notes have been classified as a current liability as of December 31, 1998 and June 30, 1998.

     On November 14, 1997, AC filed for bankruptcy protection with the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 97- 28781 LBR).

     On June 25, 1998, a "Consensual Plan of Reorganization Proposed by AC (the "Debtor') and High River (the "Plan"), dated June 24, 1998, was approved by the Bankruptcy Court. Pursuant to the Plan, AC was reorganized as of September 28, 1998 in accordance with the Debt Conversion Option of the Plan. As a part of the Plan, the AC Limited Guaranty has been canceled in exchange for the payment of $1,500,000 in cash to the CQC noteholders.

      On January 26, 1999, CQC and IBJ Whitehall Bank & Trust Company ("IBJ Whitehall"), by and through their selling agent, Continental Plants Corp. and Plant & Machinery, Inc, acting as a consortium collectively, ("PMI"), conducted a sealed bid sale of the Riverboat in accordance with the sealed bid sale procedures previously approved by the Bankruptcy Court (the "Procedures"). PMI received two bids for the riverboat. The highest bid was from High River, an entity owned and controlled by Carl Icahn, a majority owner of certain outstanding debt of CQC, at a bid price of $3,200,000, inclusive of the mandatory 5% buyers premium (the "High River Bid"). High River submitted the initial earnest money deposit of $200,000 with its bid and the funds were then deposited in the Bernhard & Leslie, CHTD Trust Account (the "Trust Account"). The sealed bid sale, which was subject to Bankruptcy Court approval, resulted in a write-down of the riverboat assets based on the highest bid received in the amount of $2,800,000 in the December 31, 1998 financial statements.

     On January 27, 1999, CQC and IBJ Whitehall executed a Notice of Acceptance of the High River Bid. CQC and High River subsequently executed a Purchase and Sale Agreement (the "Agreement") dated January 28, 1999, and High River delivered an increased earnest money deposit of $600,000 in accordance with the Procedures. The funds were deposited in the Trust Account.

     On Friday, January 29, 1999, counsel for CQC was notified by counsel for IBJ Whitehall that High River was requesting a continuance of hearing set for Monday, February 1, 1999 (at which hearing counsel for CQC was to present to the Bankruptcy Court the highest and best bid and obtain an order approving the sale to the highest and best bidder), so High River could consider whether the High River Bid was authorized by the proper persons. Counsel for CQC obtained a continuance of the hearing to Wednesday, February 3, 1999 at 9:30 am.

     On Tuesday, February 2, 1999, counsel for CQC received written notice from High River's counsel confirming that High River did not intend to consummate the purchase and sale transaction. Counsel for High River, IBJ Whitehall and CQC subsequently negotiated and prepared an agreed-upon form of order to present to the Bankruptcy Court at the February 3 hearing. The order provides, in pertinent part, that CQC will retain the $800,000 earnest money deposit as its sole and liquidated damages as a result of High River's failure and/or refusal to purchase the Riverboat. The order was entered by the US Bankruptcy Court on February 5, 1999.

     If approved by the Bankruptcy Court, the earnest money deposit will be utilized as follows: (i) to reimburse PMI for out of pocket expenses incurred in connection with the marketing and sale of the Riverboat, (ii) to reimburse PMI for monthly expenses advanced to CQC through January 1, 1999 for maintenance of and insurance on the Riverboat, (iii) for maintenance of and insurance on the Riverboat from and after February 1, 1999 until a sale of the Riverboat is consummated, (iv) for legal counsel fees incurred by CQC in connection with its Chapter 11 reorganization, and (v) for any other administrative expenses which the Bankruptcy Court may allow and authorize CQC to pay. Upon consummation of a sale of the Riverboat, the balance of the earnest money deposit will be distributed in accordance with a plan of reorganization or other court order authorizing and directing distribution of the funds.

     CQC currently is in the process of working with counsel for IBJ Whitehall and representatives of PMI to sell the Riverboat. CQC currently plans to continue soliciting potential buyers, and negotiate a new Purchase and Sale Agreement which can be presented to the Bankruptcy Court for approval, subject to overbids presented in open court. Counsel for IBJ Whitehall has been advised by counsel for High River that High River is willing to enter into an agreement to purchase the Riverboat for $1.2 million, subject to overbids. The offer has not been accepted or rejected to date.


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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

      The Company is not presently a party to any lawsuits relating to routine or other matters incidental to its respective business, except as described below.

      By letters dated July 3, 1997 and July 17, 1997, IBJ Schroder Bank & Trust Company now IBJ Whitehall Bank & Trust Company, ("IBJ Whitehall"), the trustee of the CQC Indenture dated as of November 15, 1993, declared all of the Securities (as defined in the Indenture) to be immediately due and payable, together with all accrued and unpaid interest thereon. Subsequent letters from IBJ Whitehall, dated September 5, 1997, provided notices of defaults by CQC and AC under their respective Indentures and also served Notice of Acceleration on AC with respect to its Securities and its Limited Guaranty of the CQC debt. CQC and AC retained counsel to assist them in dealing with the Bondholders and on July 16, 1997, a proposal for the financial restructuring of the CQC and AC indebtedness was presented to the Bondholders through the Trustee and Counsel to one of the major Bondholders. The Bondholders orally responded to such offer as of September 10, 1997.

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

      On March 17, 1998, CQC filed for bankruptcy protection in the Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case No. 98-22172LBR) to pursue financial reorganization of CQC and to facilitate a sale of the gaming vessel, the principal asset of CQC, to a third party. A third party bid for the purchase of the Riverboat was filed with a Motion for Order Authorizing Sale of Personal Property, and a hearing on the motion was set for April 16, 1998. On April 16, 1998, the parties requested the hearing be deferred to April 29, 1998. On April 29, 1998, the third party buyer withdrew its bid and, there being no other willing buyers present to made a bid, the sale of the Riverboat was continued to June 5, 1998, to allow CQC to solicit additional bids and offers. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.

      Subsequently, CQC received a conditional offer from a third party and a new hearing date of May 15, 1998 was scheduled to consider this bid and any others that might be forthcoming. The third party, however, then requested a continuance to allow for additional time to complete its diligence investigation regarding the Riverboat and, there being no other bidders prepared to offer a competitive bid to that of the third party, a further continuance was requested and granted to June 15, 1998, at which time the third party bid and that of any competing buyers were to be considered. Prior to that hearing date, the pending bid was withdrawn and the hearing was vacated. Several additional bids were subsequently received but were rejected for inadequacy of the offered purchase price and sale of the Riverboat has not occurred.

      On January 26, 1999, CQC and IBJ Whitehall Bank & Trust Company ("IBJ Whitehall"), by and through their selling agent, Continental Plants Corp. and Plant & Machinery, Inc, acting as a consortium collectively, ("PMI"), conducted a sealed bid sale of the Riverboat in accordance with the sealed bid sale procedures previously approved by the Bankruptcy Court (the "Procedures"). PMI received two bids for the riverboat. The highest bid was from High River, an entity owned and controlled by Carl Icahn, a majority owner of certain outstanding debt of CQC, at a bid price of $3,200,000, inclusive of the mandatory 5% buyers premium (the "High River Bid"). High River submitted the initial earnest money deposit of $200,000 with its bid and the funds were then deposited in the Bernhard & Leslie, CHTD Trust Account (the "Trust Account"). The sealed bid sale, which was subject to Bankruptcy Court approval, resulted in a write-down of the riverboat assets based on the highest bid received in the amount of $2,800,000 in the December 31, 1998 financial statements.

     On January 27, 1999, CQC and IBJ Whitehall executed a Notice of Acceptance of the High River Bid. CQC and High River subsequently executed a Purchase and Sale Agreement (the "Agreement") dated January 28, 1999, and High River delivered an increased earnest money deposit of $600,000 in accordance with the Procedures. The funds were deposited in the Trust Account.

     On Friday, January 29, 1999, counsel for CQC was notified by counsel for IBJ Whitehall that High River was requesting a continuance of hearing set for Monday, February 1, 1999 (at which hearing counsel for CQC was to present to the Bankruptcy Court the highest and best bid and obtain an order approving the sale to the highest and best bidder), so High River could consider whether the High River Bid was authorized by the proper persons. Counsel for CQC obtained a continuance of the hearing to Wednesday, February 3, 1999 at 9:30 am.

     On Tuesday, February 2, 1999, counsel for CQC received written notice from High River's counsel confirming that High River did not intend to consummate the purchase and sale transaction. Counsel for High River, IBJ Whitehall and CQC subsequently negotiated and prepared an agreed-upon form of order to present to the Bankruptcy Court at the February 3 hearing. The order provides, in pertinent part, that CQC will retain the $800,000 earnest money deposit as its sole and liquidated damages as a result of High River's failure and/or refusal to purchase the Riverboat. The order was entered by the US Bankruptcy Court on February 5, 1999.

     If approved by the Bankruptcy Court, the earnest money deposit will be utilized as follows: (i) to reimburse PMI for out of pocket expenses incurred in connection with the marketing and sale of the Riverboat, (ii) to reimburse PMI for monthly expenses advanced to CQC through January 1, 1999 for maintenance of and insurance on the Riverboat, (iii) for maintenance of and insurance on the Riverboat from and after February 1, 1999 until a sale of the Riverboat is consummated, (iv) for legal counsel fees incurred by CQC in connection with its Chapter 11 reorganization, and (v) for any other administrative expenses which the Bankruptcy Court may allow and authorize CQC to pay. Upon consummation of a sale of the Riverboat, the balance of the earnest money deposit will be distributed in accordance with a plan of reorganization or other court order authorizing and directing distribution of the funds.

     CQC currently is in the process of working with counsel for IBJ Whitehall and representatives of PMI to sell the Riverboat. CQC currently plans to continue soliciting potential buyers, and negotiate a new Purchase and Sale Agreement which can be presented to the Bankruptcy Court for approval, subject to overbids presented in open court. Counsel for IBJ Whitehall has been advised by counsel for High River that High River is willing to enter into an agreement to purchase the Riverboat for $1.2 million, subject to overbids. The offer has not been accepted or rejected to date.





Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


      The Company did not file any reports on form 8-K during the six-months ended December 31, 1998.






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





Date:    February 12, 1999                /S/ Bruce F. Becker
         ----------------                 -------------------
                                          Bruce F. Becker
                                          President, Chief Executive
                                          Officer (Principal Executive Officer)
                                          Sole Director, Controller (Principal
                                          Financial and Accounting Officer)



================================================================================