Form 10-Q
period 1999-03-31
CAPITOL QUEEN & CASINO INC
filed 1999-05-13
CIK 919566

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

                 For the quarterly period ended: March 31, 1999


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

                     740 South Decatur, Las Vegas, NV 89107
                                 --------------
             (Former name, former address and former fiscal year if
                           changed since last report

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

                                             Outstanding at
Class of common stock                        April 30, 1999
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

                          CAPITOL QUEEN & CASINO, INC.
               (A wholly owned subsidiary of Becker Gaming, Inc.)
                                    FORM 10-Q
                                      INDEX



PART I, FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


CAPITOL QUEEN & CASINO, INC.
----------------------------
Balance Sheets as of March 31, 1999 and June 30, 1998............6
Statements of Loss Incurred  During the  Development
Stage for the  Three-Month Periods  Ended  March
31, 1999 and 1998 and for the  Nine-Month  Periods
Ended March 31, 1999 and 1998 and for the period
from January 20, 1993 (the date of inception)
through March 31, 1999...........................................7
Statements of Cash Flows for the Nine-Month Periods Ended
March 31, 1999 and 1998 and for the period from January 20,
1993 (the date of inception) through March 31, 1999..............9
Notes to Financial Statements...................................11

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

Item 1. Legal Proceedings.......................................17
Item 6. Exhibits and Reports on Form 8-K........................18

SIGNATURES......................................................19

================================================================================

                          CAPITOL QUEEN & CASINO, INC.
                 (A Development Stage Company And A Wholly Owned
                       Subsidiary of Becker Gaming, Inc.)

                                 BALANCE SHEETS
                    (Dollars In Thousands, Except Share Data)


                                     ASSETS


                                                           March 31,   June 30,
                                                                1999      1998
                                                             -------   -------
                                                         (Unaudited)
Current assets:

  Cash and cash equivalents ..............................   $     3   $  --
  Restricted cash, in escrow account .....................       663        33
                                                             -------   -------

      Total current assets ...............................       666        33
                                                             -------   -------

Other assets:

  Assets held for sale ...................................     3,277     6,254
  Financing costs, net of accumulated
    amortization of $683 at March 31,
    1999 and $580 at June 30, 1998 .......................       234       337
                                                             -------   -------

      Total other assets .................................     3,511     6,591
                                                             -------   -------

      Total assets .......................................   $ 4,177   $ 6,624
                                                             =======   =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                         March 31,    June 30,
                                                              1999        1998
                                                          --------    --------
                                                       (Unaudited)

Current liabilities:

  Advances from related parties .......................   $   --      $     14
                                                          --------    --------
         Total current liabilities ....................       --            14
                                                          --------    --------
Prepetition liabilities subject to compromise:
  Advances from related parties .......................        182       1,440
  Accrued interest ....................................      7,853       8,042
  Notes payable to related parties ....................       --         1,200
  Long-term debt classified as current due to default
    under covenants, net of unamortized original issue
    discount of $1,162 and $1,593, respectively .......     17,338      18,407
                                                          --------    --------
    Total prepetition liabilities subject to compromise     25,373      29,089
                                                          --------    --------

         Total liabilities ............................     25,373      29,103
                                                          --------    --------
Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $1.00 par value, 1,000 shares
   authorized, 100 shares issued and outstanding ......       --          --
  Additional paid-in capital ..........................     14,232      12,732
  Deficit accumulated during development stage ........    (35,428)    (35,211)
                                                          --------    --------
      Total stockholders' equity (deficit) ............    (21,196)    (22,479)
                                                          --------    --------

      Total liabilities and stockholders'
         equity (deficit) .............................   $  4,177    $  6,624
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

            STATEMENTS OF LOSS INCURRED DURING THE DEVELOPMENT STAGE
                             (Dollars In Thousands)
                                   (Unaudited)


                                Three Months Ended March 31,
                                        1999       1998
                                     -------    -------
Revenues .........................        $-         $-

Operating expenses:
  Amortization of financing and
    other costs ..................        35         34
  Abandonment loss and write-downs
    of assets held for sale              177      1,300
  Development costs ..............        97         40
                                     -------    -------

      Total operating expenses ...       309      1,374
                                     -------    -------

Operating loss ...................      (309)    (1,374)

Other income (expenses):
  Interest income ................        --         --
  Interest expense (contractual
    interest of $843 for the three-
    months ended  March 31, 1999,
    $2,530 for the  nine-months
    ended  March 31, 1999 and
    $20,921 for the period from
    January 20, 1993 (the date of
    inception) through March
    31, 1999 .....................      (149)      (817)
  Interest capitalized ...........        --         --
                                     -------    -------

Total other income (expense) .....      (149)      (817)
                                     -------    -------
Loss before reorganization
  items and extraordinary items...      (458)    (2,191)
                                     -------    -------
Reorganization items .............       (48)       (20)
                                     -------    -------
Loss before extraordinary items ..      (506)    (2,211)

Extraordinary item (no income tax
benefit available):
  Loss on early retirement of
    debt .........................      --         --
  Gain on forfeiture of earnest
    money ........................       800       --
  Gain on extinguishment of
    indebtedness to related party.      --         --
                                     -------    -------

   Net income(loss)...............   $   294   $(2,211)
                                     =======    =======

                                                                 For The Period
                                                                January 20, 1993
                                                                  (The Date Of
                                                                    Inception)
                                            Nine Months              Through
                                         Ended March 31,            March 31,
                                         1999        1998             1999
                                     --------    --------    ------------------
Revenues ...........................       $-          $-                    $-


Operating expenses:
  Amortization of financing and
    other costs ....................      103         101                 1,711
  Abandonment loss and write-downs
    of assets held for sale ........    2,977       1,300                14,903
  Development costs ................      157         166                 2,354
                                     --------    --------    ------------------
      Total operating expenses .....    3,237       1,567                18,968
                                     --------    --------    ------------------
Operating loss                         (3,237)     (1,567)              (18,968)

Other income (expenses):
  Interest income ..................       --           1                 1,267
  Interest expense (contractual
    interest of $843 for the three-
    months ended March 31, 1999,
    $2,530 for the nine-months ended
    March 31, 1999 and $20,921 for
    the period from January 20, 1993
    (the date of inception)
    through March 31, 1999 .........     (430)     (2,622)              (17,750)
  Interest capitalized .............       --          --                   683
                                     --------    --------    ------------------
Total other income (expense) .......     (430)     (2,621)              (15,800)
                                     --------    --------    ------------------
Loss before reorganization
  items and extraordinary items...    (3,667)      (4,188)              (34,768)
                                     --------    --------    ------------------
Reorganization items .............       (48)         (20)                  (68)
                                     --------    --------    ------------------
Loss before extraordinary items ..    (3,715)      (4,208)              (34,836)


Extraordinary item (no income tax
benefit available):
  Loss on early retirement of
     debt ........................       --          --                  (4,089)

  Gain on forfeiture of earnest           800        --                     800
     money .......................

  Gain on extinguishment of
    indebtedness to related party.      2,697        --                   2,697
                                     --------    --------    ------------------

  Net income (loss)...............     $ (218)   $ (4,208)   $          (35,428)
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

                          CAPITOL QUEEN & CASINO, INC.

           (A Development Stage Company And A Wholly Owned Subsidiary
                             of Becker Gaming, Inc.)

                            STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)


                                                  Nine-Months Ended
                                                       March 31,
                                                    1999       1998
                                                 -------    -------

Cash flows from development stage activities:
 Net income (loss).............................   $  (218)  $(4,208)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...       103        101
 Amortization of original issue discount .....       430        367
 Extraordinary gain on extinguishment of
    indebtedness to related party ............    (2,697)        --
 Abandonment losses and write-downs of assets
     held for sale ...........................     2,977      1,300
 Extraordinary loss on retirement of debt ....        --         --
 Increase in accounts payable and accruals,
      net of amounts for capital expenditures         --      2,255

 Increase in advances from related parties ...        38        186
                                                 -------    -------
       Total adjustments .....................       851      4,209
                                                 -------    -------
       Net cash provided by (used in)
         development stage activities ........       633          1
                                                 -------    -------
Cash flows from investing activities:
 Capital expenditures, net of construction
     accounts payable .........................       --         --
 Deposits and other assets ....................
 Capitalization of preopening costs ...........       --         --
 Development costs ............................       --         --
 Net (additions to) reductions in restricted
     cash equivalents .........................     (630)        (1)
                                                  -------    -------
     Net cash used in investing activities ....     (630)        (1)
                                                  -------    -------
Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..    (1,500)        --
 Proceeds from issuance of First Mortgage
     Notes, net of financing costs ...........        --         --
 Proceeds from affiliate guarantee obligations     1,500         --
 Proceeds from borrowings under notes payable
     to related parties ......................        --         --
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ...........        --         --
                                                  -------    -------
     Net cash provided by financing activities        --         --
                                                  -------    -------
     Net increase in cash and cash equivalents         3         --

Cash and cash equivalents, beginning of period        --         --
                                                  -------    -------
Cash and cash equivalents, end of period .....        $3         $-
                                                  =======    =======

Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...        $-         $-
                                                  =======    =======
 Original issue discount that
    did not affect cash ......................        $-         $-
                                                  =======    =======
 Equity contribution by Becker Gaming
    that did not affect cash .................        $-         $-

                                                 =======    =======

                                                       For The Period
                                                      January 20, 1993
                                                        (The Date Of
                                                         Inception)
                                                           Through
                                                          March 31,
                                                             1999
                                                           --------

Cash flows from development stage activities:
 Net income (loss)............................           $(35,428)
 Adjustments to reconcile net loss
    to net cash provided by (used in)
    development stage activities:
 Amortization of financing and other costs ...              1,712
 Amortization of original issue discount .....              3,218
 Extraordinary gain on extinguishment of
    indebtedness to related party ............             (2,697)
 Abandonment losses and write-downs of assets
     held for sale ...........................             14,963
 Extraordinary loss on retirement of debt ....              4,089
 Increase (decrease) in accounts payable and
     accruals, net of amounts for capital
     expenditures ............................              8,054
 Increase in advances from related parties ...              1,479
                                                          -------
       Total adjustments .....................             30,818
                                                          -------
       Net cash provided by (used in)
         development stage activities ........             (4,610)
                                                          -------
Cash flows from investing activities:
 Capital expenditures, net of construction
     accounts payable .........................           (12,936)
 Deposits and other assets ....................               (60)
 Capitalization of preopening costs ...........              (340)
 Development costs ............................              (553)
 Net (additions to) reductions in restricted
     cash equivalents .........................              (664)
                                                          -------
     Net cash used in investing activities ....           (14,553)

                                                          -------

Cash flows from financing activities:
 Principal payments on First Mortgage Notes ..            (21,700)
 Proceeds from issuance of First Mortgage
     Notes, net of financing costs ...........             30,666
 Proceeds from affiliate guarantee obligation               1,500
 Proceeds from borrowings under
    notes payable to  related parties ........              1,200
 Equity contribution from Becker Gaming, Inc.
      relating to sale of warrants ...........              7,500
                                                          -------
     Net cash provided by financing activities             19,166
                                                          -------
     Net increase in cash and cash equivalents                  3

Cash and cash equivalents, beginning of period                 --
                                                          -------

Cash and cash equivalents, end of period .....           $      3
                                                         ========
Supplemental cash flow disclosures:
 Interest paid, net of amounts capitalized ...           $  5,807
                                                         ========
 Original issue discount that
    did not affect cash ......................           $  7,500
                                                         ========
 Equity contribution by Becker Gaming
    that did not affect cash .................           $  5,233
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

                          CAPITOL QUEEN & CASINO, INC.
          (A Development Stage Company And A Wholly Owned Subsidiary Of
                              Becker Gaming, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                              --------------------




1)       Basis of Presentation:

         Capitol Queen & Casino, Inc. ("CQC" or the "Company") is a wholly owned subsidiary of Becker Gaming, Inc. ("BGI"). The accompanying financial statements of CQC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes included in CQC's annual report on Form 10-K for the year ended June 30, 1998.


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

         Reorganization items presented in the statements of loss incurred during the development stage are comprised of expenses incurred by CQC as a result of CQC's reorganization under Chapter 11 of the Bankruptcy Code. Such expenses consisted entirely of professional fees for the year ended June 30, 1998 and for the nine and three-month periods ended March 31, 1999.


3)       Long-Term Debt:

         On November 18, 1993, the Company completed a private placement debt financing of $40,000,000 principal amount of 12% First Mortgage Notes due November 15, 2000 (the " CQC Notes"). The offering generated net proceeds of approximately $30,666,000 (after deducting original issue discount of $7,500,000 and debt issue costs). Interest on the Notes is payable semi-annually. AC provided a limited guarantee for the CQC Notes (which guarantee was subject to release only upon licensing of the Capitol Queen, which is not expected) and the CQC Notes are collateralized by a first mortgage on substantially all of the assets of the Company. (See Note 4.)

         The Company was unable to make the interest payments due under the CQC Notes payable on November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997, November 15, 1997, May 15, 1998 and November 15, 1998. Further, CQC will not be able to make its scheduled interest payment due May 15, 1999. Past due interest, including default interest on accrued but unpaid interest, in the amount of $7,853,000 has been recorded in the accompanying financial statements. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings.

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

         The Indenture governing the CQC Notes (the "Indenture") limits the use of the net proceeds from the offering and the sale of the Warrants to fund the cost of the development and construction of the Capitol Queen project, the development of a convention center in Jefferson City, Missouri and initial interest payments. The proceeds were placed in escrow with a trustee pending drawdowns for qualifying project expenditures. As explained previously, certain of the proceeds were used in January 1995 in connection with the first step of the plan to repay the CQC Notes. Prior to the receipt of a notice of acceleration on July 3, 1997, the CQC Notes were not subject to mandatory redemption, except upon a change of control, or other circumstances as defined in the Indenture. The Company had the option to redeem the Notes at a premium of 106% beginning on November 15, 1997, declining to par value on November 15, 1999. If prior to November 15, 1997, BGI consummated an initial public offering of its common stock, the Company may also have redeemed the CQC Notes, at a premium of 108%.

         The Indenture contains covenants that, among other things, limit the ability of the Company to pay dividends or management fees, or incur additional indebtedness.


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

         Prior to the Effective Date of the AC Plan, AC was the limited guarantor of certain debt of CQC, as described in Note 3. On the Effective Date of the AC Plan, Nybor made a cash payment in the amount of $1,500,000 to the existing CQC bondholders, which, in conjunction with other requirements of the AC Plan, resulted in the discharge, cancellation and extinguishment of AC's limited guarantee of the CQC debt. The cash payment of $1,500,000 was made and was distributed to the holders of the CQC Notes. The cash payment has been recognized as a partial extinguishment of the CQC notes, with no resulting gain or loss, and as additional paid-in-capital, since AC waived all claims against CQC in connection with the AC Plan.

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

5)        Sealed Bid Sale Of Riverboat Assets:

         On January 26, 1999, CQC and IBJ Whitehall Bank & Trust Company ("IBJ Whitehall"), by and through their selling agent, Continental Plants Corp. and Plant & Machinery, Inc, acting as a consortium collectively, ("PMI"), conducted a sealed bid sale of the Riverboat in accordance with the sealed bid sale procedures previously approved by the Bankruptcy Court (the "Procedures"). PMI received two bids for the riverboat. The highest bid was from High River, an entity owned and controlled by Carl Icahn, a majority owner of certain outstanding debt of CQC, at a bid price of $3,200,000, inclusive of the mandatory 5% buyers premium (the "High River Bid"). High River submitted the initial earnest money deposit of $200,000 with its bid and the funds were then deposited in the Bernhard & Leslie, CHTD Trust Account (the "Trust Account"). The sealed bid sale, which was subject to Bankruptcy Court approval, resulted in a write-down of the CQC Riverboat assets based on the highest bid received in the amount of $2,800,000 in the December 31, 1999 financial statements.

         On January 27, 1999, CQC and IBJ Whitehall executed a Notice of Acceptance of the High River Bid. CQC and High River subsequently executed a Purchase and Sale Agreement (the "Agreement") dated January 28, 1999, and High River delivered an increased earnest money deposit of $600,000 in accordance with the Procedures. The additional funds were deposited in the Trust Account.

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

         On February 2, 1999, counsel for CQC received written notice from High River's counsel confirming that High River did not intend to consummate the purchase and sale transaction. Counsel for High River, IBJ Whitehall and CQC subsequently negotiated and prepared an agreed-upon form of order to present to the Bankruptcy Court at the February 3 hearing. The order provides, in pertinent part, that CQC will retain the $800,000 earnest money deposit as its sole and liquidated damages as a result of High River's failure and/or refusal to purchase the Riverboat. The order was entered by the US Bankruptcy Court on February 5, 1999.

         The funds constituting the earnest money deposit (less the amounts disbursed as described below) have been removed from the Trust Account and deposited into a Debtor-in-Possession account with IBJ Whitehall. CQC has disbursed, or arranged for the disbursement of, following sums:

         A. The sum of $76,708 was paid to PMI in accordance with a stipulation entered into by CQC, IBJ Whitehall and PMI on March 2, 1999 (the "PMI Stipulation"), which was approved by the Bankruptcy Court by order entered March 3, 1999. The Stipulation provides for
              (i) CQC's continued employment of PMI as its exclusive agent to sell the Riverboat and the terms of such employment, (ii) reimbursement of PMI's out-of-pocket expenses in the amount of $35,145, incurred in connection with the January 1999 sealed bid sale, and (iii) reimbursement of PMI's monthly expenses advanced through February 4, 1999 in the aggregate amount of $41,563, to maintain and insure the Riverboat.
         B. The sum of $48,414 was paid, in accordance with a Bankruptcy Court order entered February 4, 1999, to Bernhard & Leslie, Chtd. as Chapter 11-reorganization counsel to CQC, for fees and costs incurred from January 27, 1998 through and including December 24, 1998.
         C. The sum of $11,670 was paid to Leevac Shipyards, Inc. ("Leevac") for port risk insurance ($7,470), storage of the Riverboat ($2,800), and maintenance of the Riverboat ($1,400) for the month of February 1999.

         CQC anticipates that the funds held in the Debtor-in- Possession account will be used to pay (i) monthly insurance, storage and maintenance expenses for the Riverboat in the approximate aggregate amount of approximately $12,000 per month until the Riverboat is sold, (ii) commissions owned to PMI upon the sale of the Riverboat in accordance with the PMI Stipulation, and (iii) administrative expenses, including attorneys' fees and costs, which the Bankruptcy Court allows and authorizes CQC to pay. The balance of the funds, plus any other funds collected by CQC for the benefit of the Chapter 11 estate from the sale of assets, will be distributed in accordance with a plan of reorganization or Bankruptcy Court order authoring distribution of estate funds. As of March 31, 1999, there was approximately $663,000 held by CQC for the benefit of its Chapter 11 estate.

         After further attempts to sell the Riverboat, CQC entered into an Asset Purchase and Sale Agreement with The Delta Queen Steamboat Co., a Delaware corporation ("Delta Queen"), dated as of April 29, 1999 (the "Sale Agreement") pursuant to which Delta Queen has agreed to buy the riverboat from CQC, and CQC has agreed to sell the Riverboat to Delta Queen, for $3,200,000 in cash, inclusive of the buyer's premium/commission owed to PMI pursuant to the PMI Stipulation. On April 29, 1999, Delta Queen transferred to CQC a deposit in the amount of $32,000 (the "Delta Queen Deposit") which is being held in an interest-bearing debtor-in-possession account at Colonial Bank, located in Las Vegas, Nevada, in accordance with an Escrow Agreement entered into as of April 28, 1999 by the between CQC as seller, Delta Queen as buyer, and Bernhard & Leslie, Chtd., as escrowee. The Delta Queen Deposit will be applied to the purchase price at closing, and all interest thereon will be returned to Delta Queen. Delta Queen's obligation to close the purchase and sale transaction is conditioned upon Bankruptcy Court approval of an agreed-upon form of order. In addition, Delta Queen may terminate the Sale Agreement if the Bankruptcy Court orders that an auction for the Riverboat be conducted prior to approving the Sale Agreement.

         A motion to approve the sale of the Riverboat to Delta Queen in accordance with the Sale Agreement was jointly filed by CQC and IBJ Whitehall on April 30, 1999. The motion will be considered by the Bankruptcy Court at a hearing scheduled for May 25, 1999 at 3:00 p.m. If the Bankruptcy Court grants the motion and approves the sale, the purchase and sale transaction will close within one business day of entry of the order approving the sale.

         Other than the CQC Riverboat, the only remaining asset of the company is a 70 acre parcel of land located in Calloway County, Missouri, along the banks of the Missouri River and directly across the city of Jefferson City, Missouri. The land was purchased in July 1993 primarily for the docking site of the CQC Riverboat and any associated land based facilities. On or about February 1999 an offer was made by Jay and Kimberly Fisher to purchase the land for $1,100 an acre or approximately $77,000. Such offer has been accepted by CQC and IBJ Whitehall subject to approval of the Bankruptcy Court. CQC is in the process of documenting the proposed sale and will move for approval of the sale upon execution of a purchase and sale agreement.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


       Analysis of Development Stage Activities for the period January 20,
             1993 (the date of inception) through March 31, 1999


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

         As of January 1, 1995, the CQC Indenture was amended to (i) eliminate CQC's obligation to construct and open the Capitol Queen and (ii) permit a two-step purchase of the CQC Notes at 101% of principal plus accrued and unpaid interest with funds remaining in the project escrow account and the net proceeds from a sale of assets. The repurchase of $20,000,000 principal amount of the CQC Notes (plus accrued and unpaid interest thereon) was completed on January 17, 1995 with funds from the project escrow account at a total cost of $20,200,000. CQC incurred an extraordinary loss of approximately $4,089,000 in 1995, reflecting the premium paid to retire the debt of $200,000 and the write-off of related, unamortized debt issue costs and original issue discount in the aggregate of $3,889,000. At March 31, 1999, approximately $663,000 remained in the escrow account held by the Indenture Trustee and an aggregate of $20,000,000 principal amount of the CQC Notes remained outstanding. (See "Liquidity and Capital Resources") However, the dates by which CQC previously agreed with the holders of the CQC Notes to effect the sale of its assets and repurchase the remaining CQC Notes have passed.

         The CQC Notes outstanding require annual interest payments of $2,400,000, payable in equal installments semi-annually on May 15 and November
15. CQC was not able to make its scheduled interest payments of $1,200,000 on each of November 15, 1995, May 15, 1996, November 15, 1996, May 15, 1997,
November 15, 1997, May 15, 1998 and November 15, 1998. Further, CQC will not be able to make its scheduled interest payment of $1,200,000 on May 15, 1999.

         During the period from inception through March 31, 1999, CQC had total operating expenses of $18,968,000 consisting primarily of an abandonment loss of $6,034,000 arising from the denial of the company's license application and management's subsequent decision to terminate the Capitol Queen project and sell its assets. Also, at March, 1996, CQC wrote-down the cost of the riverboat assets to their net realizable value based on estimates provided by a shipbuilder and marine brokers which resulted in an abandonment loss of $4,392,000 in the 1996 fiscal year. The cost of the riverboat was further written down at June 30, 1998 to $6,000,000 based on recent offers received for the riverboat, which resulted in an additional abandonment loss of $1,500,000. The riverboat assets were to be auctioned on January 26, 1999 in a sealed bid sale. Based upon the highest offer in the sealed bid, the Riverboat was further written down to $3,200,000 resulting in an additional abandonment loss of $2,800,000. See "Liquidity and Capital Resources". Also included in operating expenses are amortization expense of $1,711,000 associated with debt issue costs and $2,354,000 of project development costs. For the same period, CQC incurred $17,750,000 of interest cost of which $683,000 was capitalized by CQC as required by generally accepted accounting principles as part of the riverboat construction. Also, the value of the land site in Jefferson City was written down at March 31, 1999 to it's net realizable value based on a recent offer received, which resulted in a net loss of $177,000. CQC earned interest income of $1,267,000 for the period from inception to March 31, 1999.

Liquidity and Capital Resources

         For the period from inception through March 31, 1999, net cash used in development stage activities was $4,610,000. Cash flows used in investing activities for the period was $14,553,000, which included $12,936,000 of capital expenditures, related to the construction of the riverboat and acquisition of the Jefferson City land site. At March 31, 1999, CQC had expended a total of approximately $22,000,000 on the development and construction of the Capitol Queen project including on-going maintenance and insurance costs.

         CQC's obligations consist of the $20,000,000 in principal amount of the outstanding CQC Notes and past due interest thereon of $7,853,000 at March 31, 1999, which includes amounts accrued on unpaid interest. On March 17, 1998 CQC filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. As such, CQC has ceased accruing interest on the CQC Notes as of March 17, 1998, as it is not probable that post-petition interest for these notes will be an allowed claim in CQC's bankruptcy proceedings. There can be no assurance that CQC will be successful in its efforts to sell its assets or, that if a sale is effected, the proceeds will be sufficient to fully or substantially repay the CQC Notes and accrued interest thereon. Additionally, on July 3, 1997 CQC received a notice of acceleration from the trustee of the CQC Notes. Moreover, CQC, because it has not paid certain interest due on its Notes and has not yet effected the sale of its assets, is in default of the CQC Indenture. As a result of the above items, the CQC Notes have been classified as a current liability as of March 31, 1999 and June 30, 1998.

         On March 17, 1998, CQC filed for bankruptcy protection in the United States Bankruptcy Court for the District of Nevada in Las Vegas, Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code (Case NO. 98-22172 LBR) to pursue financial reorganization of CQC and to facilitate a sale of the CQC Riverboat, the principal asset of CQC, to a third party. Since CQC does not presently engage in any business operations, the Company did not experience any material changes in its operations as a result of the bankruptcy filing.

         On January 26, 1999, CQC and IBJ Whitehall Bank & Trust Company ("IBJ Whitehall"), by and through their selling agent, Continental Plants Corp. and Plant & Machinery, Inc, acting as a consortium collectively, ("PMI"), conducted a sealed bid sale of the Riverboat in accordance with the sealed bid sale procedures previously approved by the Bankruptcy Court (the "Procedures"). PMI received two bids for the riverboat. The highest bid was from High River, an entity owned and controlled by Carl Icahn, a majority owner of certain outstanding debt of CQC, at a bid price of $3,200,000, inclusive of the mandatory 5% buyers premium (the "High River Bid"). High River submitted the initial earnest money deposit of $200,000 with its bid and the funds were then deposited in the Bernhard & Leslie, CHTD Trust Account (the "Trust Account"). The sealed bid sale, which was subject to Bankruptcy Court approval, resulted in a write-down of the CQC Riverboat assets based on the highest bid received in the amount of $2,800,000 in the December 31, 1998 financial statements.

     On January 27, 1999, CQC and IBJ Whitehall executed a Notice of Acceptance of the High River Bid. CQC and High River subsequently executed a Purchase and Sale Agreement (the "Agreement") dated January 28, 1999, and High River delivered an increased earnest money deposit of $600,000 in accordance with the Procedures. The additional funds were deposited in the Trust Account. On January 29, 1999, counsel for CQC was notified by counsel for IBJ Whitehall that High River was requesting a continuance of hearing set for Monday, February 1, 1999 (at which hearing counsel for CQC was to present to the Bankruptcy Court the highest and best bid and obtain an order approving the sale to the highest and best bidder), so High River could consider whether the High River Bid was authorized by the proper persons. Counsel for CQC obtained a continuance of the hearing to February 3, 1999 at 9:30 am. On February 2, 1999, counsel for CQC received written notice from High River's counsel confirming that High River did not intend to consummate the purchase and sale transaction. Counsel for High River, IBJ Whitehall and CQC subsequently negotiated and prepared an agreed-upon form of order to present to the Bankruptcy Court at the February 3 hearing. The order provides, in pertinent part, that CQC will retain the $800,000 earnest money deposit as its sole and liquidated damages as a result of High River's failure and/or refusal to purchase the Riverboat. The order was entered by the US Bankruptcy Court on February 5, 1999.

         The funds constituting the earnest money deposit (less the amounts disbursed as described below) have been removed from the Trust Account and deposited into a Debtor-in-Possession account with IBJ Whitehall. CQC has disbursed, or arranged for the disbursement of, following sums:

         A. The sum of $76,708 was paid to PMI in accordance with a stipulation entered into by CQC, IBJ Whitehall and PMI on March 2, 1999 (the "PMI Stipulation"), which was approved by the Bankruptcy Court by order entered March 3, 1999. The Stipulation provides for
              (i) CQC's continued employment of PMI as its exclusive agent to sell the Riverboat and the terms of such employment, (ii) reimbursement of PMI's out-of-pocket expenses in the amount of $35,145, incurred in connection with the January 1999 sealed bid sale, and (iii) reimbursement of PMI's monthly expenses advanced through February 4, 1999 in the aggregate amount of $41,563, to maintain and insure the Riverboat.
         B. The sum of $48,414 was paid, in accordance with a Bankruptcy Court order entered February 4, 1999, to Bernhard & Leslie, Chtd. as Chapter 11-reorganization counsel to CQC, for fees and costs incurred from January 27, 1998 through and including December 24, 1998.
         C. The sum of $11,670 was paid to Leevac Shipyards, Inc. ("Leevac") for port risk insurance ($7,470), storage of the Riverboat ($2,800), and maintenance of the Riverboatsh flows of the Company.

         CQC anticipates that the funds held in the Debtor-in- Possession account will be used to pay (i) monthly insurance, storage and maintenance expenses for the Riverboat in the approximate aggregate amount of approximately $12,000 per month until the Riverboat is sold, (ii) commissions owned to PMI upon the sale of the Riverboat in accordance with the PMI Stipulation, and (iii) administrative expenses, including attorneys' fees and costs, which the Bankruptcy Court allows and authorizes CQC to pay. The balance of the funds, plus any other funds collected by CQC for the benefit of the Chapter 11 estate from the sale of assets, will be distributed in accordance with a plan of reorganization or Bankruptcy Court order authoring distribution of estate funds. As of March 31, 1999, there was approximately $663,000 held by CQC for the benefit of its Chapter 11 estate.

         After further attempts to sell the Riverboat, CQC entered into an Asset Purchase and Sale Agreement with The Delta Queen Steamboat Co., a Delaware corporation ("Delta Queen"), dated as of April 29, 1999 (the "Sale Agreement") pursuant to which Delta Queen has agreed to buy the riverboat from CQC, and CQC has agreed to sell the Riverboat to Delta Queen, for $3,200,000 in cash, inclusive of the buyer's premium/commission owed to PMI pursuant to the PMI Stipulation. On April 29, 1999, Delta Queen transferred to CQC a deposit in the amount of $32,000 (the "Delta Queen Deposit") which is being held in an interest-bearing debtor-in-possession account at Colonial Bank, located in Las Vegas, Nevada, in accordance with an Escrow Agreement entered into as of April 28, 1999 by the between CQC as seller, Delta Queen as buyer, and Bernhard & Leslie, Chtd., as escrowee. The Delta Queen Deposit will be applied to the purchase price at closing, and all interest thereon will be returned to Delta Queen. Delta Queen's obligation to close the purchase and sale transaction is conditioned upon Bankruptcy Court approval of an agreed-upon form of order. In addition, Delta Queen may terminate the Sale Agreement if the Bankruptcy Court orders that an auction for the Riverboat will be conducted prior to approving the Sale Agreement.

         A motion to approve the sale of the Riverboat to Delta Queen in accordance with the Sale Agreement was jointly filed by CQC and IBJ Whitehall on April 30, 1999. The motion will be considered by the Bankruptcy Court at a hearing scheduled for May 25, 1999 at 3:00 p.m. If the Bankruptcy Court grants the motion and approves the sale, the purchase and sale transaction will close within one business day of entry of the order approving the sale.

         Other than the CQC Riverboat, the only remaining asset of the company is a 70 acre parcel of land located in Calloway County, Missouri, along the banks of the Missouri River and directly across the city of Jefferson City, Missouri. The land was purchased in July 1993 primarily for the docking site of the CQC Riverboat and any associated land based facilities. On or about February 1999 an offer was made by Jay and Kimberly Fisher to purchase the land for $1,100 an acre or approximately $77,000. Such offer has been accepted by CQC and IBJ Whitehall subject to approval of the Bankruptcy Court. CQC is in the process of documenting the proposed sale and will move for approval of the sale upon execution of a purchase and sale agreement.

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

         On January 27, 1999, CQC and IBJ Whitehall executed a Notice of Acceptance of the High River Bid. CQC and High River subsequently executed a Purchase and Sale Agreement (the "Agreement") dated January 28, 1999, and High River delivered an increased earnest money deposit of $600,000 in accordance with the Procedures. The additional funds were deposited in the Trust Account.

         On January 29, 1999, counsel for CQC was notified by counsel for IBJ Whitehall that High River was requesting a continuance of hearing set for February 1, 1999 (at which hearing counsel for CQC was to present to the Bankruptcy Court the highest and best bid and obtain an order approving the sale to the highest and best bidder), so High River could consider whether the High River Bid was authorized by the proper persons. Counsel for CQC obtained a continuance of the hearing to February 3, 1999 at 9:30 am.

         On February 2, 1999, counsel for CQC received written notice from High River's counsel confirming that High River did not intend to consummate the purchase and sale transaction. Counsel for High River, IBJ Whitehall and CQC subsequently negotiated and prepared an agreed-upon form of order to present to the Bankruptcy Court at the February 3 hearing. The order provides, in pertinent part, that CQC will retain the $800,000 earnest money deposit as its sole and liquidated damages as a result of High River's failure and/or refusal to purchase the Riverboat. The order was entered by the US Bankruptcy Court on February 5, 1999.

         The funds constituting the earnest money deposit (less the amounts disbursed as described below) have been removed from the Trust Account and deposited into a Debtor-in-Possession account with IBJ Whitehall. CQC has disbursed, or arranged for the disbursement of, following sums:

     A. The sum of $76,708was paid to PMI in accordance with a stipulation entered into by CQC, IBJ Whitehall and PMI on March 2, 1999 (the "PMI Stipulation"), which was approved by the Bankruptcy Court by order entered March 3, 1999. The Stipulation provides for (i) CQC's continued employment of PMI as its exclusive agent to sell the Riverboat and the terms of such employment, (ii) reimbursement of PMI's out-of-pocket expenses in the amount of $35,145, incurred in connection with the January 1999 sealed bid sale, and (iii) reimbursement of PMI's monthly expenses advanced through February 4, 1999 in the aggregate amount of $41,563, to maintain and insure the Riverboat.
     B. The sum of $48,414 was paid, in accordance with a Bankruptcy Court order entered February 4, 1999, to Bernhard & Leslie, Chtd. as Chapter 11-reorganization counsel to CQC, for fees and costs incurred from January 27, 1998 through and including December 24, 1998.
     C. The sum of $11,670 was paid to Leevac Shipyards, Inc. ("Leevac") for port risk insurance ($7,470), storage of the Riverboat ($2,800), and maintenance of the Riverboat ($1,400) for the month of February 1999.

         CQC anticipates that the funds held in the Debtor-in- Possession account will be used to pay (i) monthly insurance, storage and maintenance expenses for the Riverboat in the approximate aggregate amount of approximately $12,000 per month until the Riverboat is sold, (ii) commissions owned to PMI upon the sale of the Riverboat in accordance with the PMI Stipulation, and (iii) administrative expenses, including attorneys' fees and costs, which the Bankruptcy Court allows and authorizes CQC to pay. The balance of the funds, plus any other funds collected by CQC for the benefit of the Chapter 11 estate from the sale of assets, will be distributed in accordance with a plan of reorganization or Bankruptcy Court order authoring distribution of estate funds. As of March 31, 1999, there was approximately $663,000 held by CQC for the benefit of its Chapter 11 estate.

         After further attempts to sell the Riverboat, CQC entered into an Asset Purchase and Sale Agreement with The Delta Queen Steamboat Co., a Delaware corporation ("Delta Queen"), dated as of April 29, 1999 (the "Sale Agreement") pursuant to which Delta Queen has agreed to buy the riverboat from CQC, and CQC has agreed to sell the Riverboat to Delta Queen, for $3,200,000 in cash, inclusive of the buyer's premium/commission owed to PMI pursuant to the PMI Stipulation. On April 29, 1999, Delta Queen transferred to CQC a deposit in the amount of $32,000 (the "Delta Queen Deposit") which is being held in an interest-bearing debtor-in-possession account at Colonial Bank, located in Las Vegas, Nevada, in accordance with an Escrow Agreement entered into as of April 28, 1999 by the between CQC as seller, Delta Queen as buyer, and Bernhard & Leslie, Chtd., as escrowee. The Delta Queen Deposit will be applied to the purchase price at closing, and all interest thereon will be returned to Delta Queen. Delta Queen's obligation to close the purchase and sale transaction is conditioned upon Bankruptcy Court approval of an agreed-upon form of order. In addition, Delta Queen may terminate the Sale Agreement if the Bankruptcy Court orders that an auction for the Riverboat will be conducted prior to approving the Sale Agreement.

         A motion to approve the sale of the Riverboat to Delta Queen in accordance with the Sale Agreement was jointly filed by CQC and IBJ Whitehall on April 30, 1999. The motion will be considered by the Bankruptcy Court at a hearing scheduled for May 25, 1999 at 3:00 p.m. If the Bankruptcy Court grants the motion and approves the sale, the purchase and sale transaction will close within one business day of entry of the order approving the sale.







Item 6.  Exhibits and Reports on Form 8-K


         The Company did not file any reports on form 8-K during the nine-months ended March 31, 1999.

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





Date:    May 12, 1999                     /S/ Bruce F. Becker
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